Form 10-Q
period 2021-09-30
Brilliant Earth Group, Inc.
filed 2021-11-12
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number 001-40836

Brilliant Earth Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-1015499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
300 Grant Avenue, Third Floor San Francisco, CA	94108
(Address of principal executive offices)	(Zip Code)
(800) 691-0952
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	BRLT	The Nasdaq Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2021, there were approximately 9,583,332 shares of the registrant's Class A common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this report may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures, and debt service obligations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment.New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. This Quarterly Report on Form 10-Q and the documents that we have filed as exhibits should be read with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements contained in this Quarterly Report on Form 10- Q, whether as a result of any new information, future events or otherwise.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Investors should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:
•We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer;
•Increases in the costs of diamonds, other gemstones and precious metals, lead times, supply shortages, and supply changes could disrupt our business and have an adverse effect on our operations, financial condition, and results;
•Our business model relies on maintaining a low cost of production and distribution. Fluctuations in the pricing and supply of diamonds, other gemstones, and precious metals, particularly responsibly sourced natural and lab-grown diamonds and recycled precious metals such as gold, which account for the majority of our merchandise costs, increases in labor costs for manufacturing such as wage rate increases, as well as inflation, and energy prices could adversely impact our earnings and cash availability; .
•If we fail to cost-effectively turn existing customers into repeat customers or to acquire new customers, our business, financial condition, and results of operations would be harmed;
•We plan to expand showrooms in the U.S., which may expose us to significant risks;
•The COVID-19 pandemic has had, and may in the future continue to have, a material adverse impact on our business;
•We have a history of losses, and we may be unable to sustain profitability;
•The fine jewelry retail industry is highly competitive, and if we do not compete successfully, our business may be adversely impacted;
•Our profitability and cash flows may be negatively affected if we are not successful in managing our inventory balances and inventory shrinkage;
•We derive a significant portion of our revenue from sales of our Create Your Own rings. A decline in sales of our Create Your Own rings would negatively affect our business, financial condition, and results of operations;
•If we fail to maintain and enhance our brand, our ability to engage or expand our base of customers may be impaired and our business, financial condition, and results of operations may suffer;
•Our marketing efforts to help grow our business may not be effective, and failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our e-commerce and omnichannel approach to shopping for fine jewelry;
•Environmental, social, and governance matters may impact our business and reputation;

•Our e-commerce and omnichannel business faces distinct risks, and our failure to successfully manage those risks could have a negative impact on our profitability;
•If we are unable to effectively anticipate and respond to changes in consumer preferences and shopping patterns, or are unable to introduce new products or programs that appeal to new or existing customers, our sales and profitability could be adversely affected;

•We expect a number of factors to cause our results of operations and operating cash flows to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance;
•Our principal asset is our interest in Brilliant Earth, LLC, and, as a result, we depend on distributions from Brilliant Earth, LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement (as defined herein). Brilliant Earth, LLC’s ability to make such distributions may be subject to various limitations and restrictions;
•The Tax Receivable Agreement with the Continuing Equity Owners requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial; and

•Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit holders of our Class A common stock to the same extent that it will benefit the Continuing Equity Owners;

Part I - Financial Information
Item 1. Financial Statements

Brilliant Earth Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands except share and per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$161,087	$66,269
Restricted cash	205	205
Inventories, net	20,057	13,559
Prepaid expenses and other current assets	7,682	2,939
Total current assets	189,031	82,972
Property and equipment, net	5,983	1,986
Deferred tax asset	4,375	—
Other assets	552	258
Total assets	$199,941	$85,216

Liabilities, redeemable convertible preferred units, and stockholders' equity/members' equity/(deficit)
Current liabilities:
Accounts payable	$11,472	$10,972
Accrued expenses and other current liabilities	24,758	16,961
Current portion of deferred revenue	21,848	10,775
Current portion of long-term debt	20,526	—
Total current liabilities	78,604	38,708

Long-term debt, net of debt issuance costs	42,708	62,211
Long-term deferred revenue	204	179
Deferred rent	1,818	662
Warrant liability	—	84
Payable pursuant to the Tax Receivable Agreement	3,919	—
Other long-term liabilities	2,701	2,440
Total liabilities	129,954	104,284

Commitments and contingencies (Note 11)

Redeemable convertible preferred units (Class P Units) - 33,162,444 units authorized, 32,435,595 units issued and outstanding at December 31, 2020	—	66,327

Members' deficit - Class F Units - 50,954,445 units authorized, 50,232,863 units issued and outstanding at December 31, 2020; and Class M Units - 4,638,881 units authorized, 2,537,791 units issued and outstanding at December 31, 2020	—	(85,395)

Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized at September 30, 2021, none issued and outstanding at September 30, 2021	—	—
Class A common stock, $0.0001 par value - 1,200,000,000 shares authorized; 9,583,332 shares issued and outstanding as of September 30, 2021	1	—
Class B common stock, $0.0001 par value - 150,000,000 shares authorized; 35,576,400 shares issued and outstanding as of September 30, 2021	4	—
Class C common stock, $0.0001 par value - 150,000,000 shares authorized; 49,505,250 shares issued and outstanding as of September 30, 2021	5	—
Class D common stock, $0.0001 par value - 150,000,000 shares authorized; none issued and outstanding as of September 30, 2021	—	—
Additional paid-in capital	7,012	—
Retained earnings	66	—
Equity attributable to Brilliant Earth Group, Inc.	7,088	—
NCI attributable to Brilliant Earth, LLC	62,899	—
Total redeemable convertible preferred units and stockholders' equity/members' (deficit)	69,987	(19,068)
Total liabilities, redeemable convertible preferred units, and stockholders' equity/members' (deficit)	$199,941	$85,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brilliant Earth Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales	$95,239	$71,445	$258,283	$163,209
Cost of sales	47,224	40,599	133,148	92,569
Gross profit	48,015	30,846	125,135	70,640
Operating expenses:
Selling, general and administrative	38,147	21,532	97,961	58,735
Income from operations	9,868	9,314	27,174	11,905
Interest expense	(1,912)	(1,214)	(5,786)	(3,607)
Other expense, net	(3,971)	(59)	(6,518)	(75)
Income before tax	3,985	8,041	14,870	8,223
Income tax expense	(23)	—	(23)	—
Net income	3,962	$8,041	14,847	$8,223
Net income allocable to non-controlling interest	3,896		14,781
Net income allocable to Brilliant Earth Group, Inc.	$66		$66

	Period from September 23, 2021 to September 30, 2021
Earnings per share:
Basic	$0.01
Diluted	$0.01
Weighted average shares of common stock outstanding:
Basic	9,583,332
Diluted	96,621,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brilliant Earth Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited and in thousands except share amounts)

	Brilliant Earth, LLC (prior to Reorganization Transactions) Note 8				Brilliant Earth Group, Inc. Stockholders' Equity
	Class P Units		Class F Units and Class M Units		Class A Common Stock		Class B Common Stock		Class C Common Stock					Non-Controlling Interest
	Units	Amounts	Total Units	Total Amounts	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Stockholders' Equity	Amounts	Total Equity
Balance, June 30, 2020	32,435,595	$58,940	52,649,011	$(69,434)											$(69,434)
Vested Class M Units	—	—	25,493	—											—
Equity-based compensation	—	—	—	7											7
Net income	—	—	—	8,041											8,041
Adjustment of redeemable convertible preferred units to redemption value	—	10,279	—	(10,279)											(10,279)
Balance, September 30, 2020	32,435,595	$69,219	52,674,504	$(71,665)											$(71,665)

Balance, June 30, 2021	32,435,595	$250,746	53,235,187	$(277,342)											$(277,342)
Tax distributions to members	—	(1,100)	—	(1,697)											(1,697)
Vested Class M Units	—	—	91,913	—											—
Equity-based compensation	—	—	—	58											58
Net income prior to Reorganization Transactions and IPO	—	1,214	—	1,893											1,893
Adjustment of redeemable convertible preferred units to redemption value	—	138,367	—	(138,367)											(138,367)
Reorganization Transactions	(32,435,595)	(389,227)	(53,327,100)	415,455	—	$—	36,064,421	$4	50,232,863	$5	$—	$—	$9	$(19,813)	395,651
IPO Transactions	—	—	—	—	9,583,332	1	(522,386)	—	(727,613)	—	5,936	—	5,937	81,917	87,854
Increase in deferred tax asset from step-up tax basis related to redemption of LLC Units and set-up of TRA liability	—	—	—	—	—	—	—	—	—	—	456	—	456	—	456
LLC Units vesting during period	—	—	—	—	—	—	34,365	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	620	—	620	6	626
Net income subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	—	66	66	789	855
Balance, September 30, 2021	—	$—	—	$—	9,583,332	$1	35,576,400	$4	49,505,250	$5	$7,012	$66	$7,088	$62,899	$69,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Brilliant Earth, LLC (prior to Reorganization Transactions) Note 8				Brilliant Earth Group, Inc. Stockholders' Equity
	Class P Units		Class F Units and Class M Units		Class A Common Stock		Class B Common Stock		Class C Common Stock					Non-Controlling Interest
	Total Units	Total Amounts	Total Units	Total Amounts	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Stockholders' Equity	Amounts	Total Equity
Balance, January 1, 2020	32,435,595	$80,829	52,595,807	$(91,519)											$(91,519)
Vested Class M Units	—	—	78,697	—											—
Equity-based compensation	—	—	—	21											21
Net income	—	—	—	8,223											8,223
Adjustment of redeemable convertible preferred units to redemption value	—	(11,610)	—	11,610											11,610
Balance, September 30, 2020	32,435,595	$69,219	52,674,504	$(71,665)											$(71,665)

Balance, January 1, 2021	32,435,595	$66,327	52,770,654	$(85,395)											$(85,395)
Tax distributions to members	—	(9,755)	—	(11,643)											(11,643)
Vested Class M Units	—	—	556,446	—											—
Equity-based compensation	—	—	—	246											246
Net income prior to the Reorganization Transactions and IPO	—	5,466	—	8,526											8,526
Adjustment of redeemable convertible preferred units to redemption value	—	327,189	—	(327,189)											(327,189)
Reorganization Transactions	(32,435,595)	(389,227)	(53,327,100)	415,455	—	$—	36,064,421	$4	50,232,863	$5	$—	$—	$9	$(19,813)	395,651
IPO Transactions	—	—	—	—	9,583,332	1	(522,386)	—	(727,613)	—	5,936	—	5,937	81,917	87,854
Increase in deferred tax asset from step-up tax basis related to redemption of LLC Units and set-up of TRA liability	—	—	—	—	—	—	—	—	—	—	456	—	456	—	456
LLC Units vesting during period	—	—	—	—	—	—	34,365	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	620	—	620	6	626
Net income subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	—	66	66	789	855
Balance, September 30, 2021	—	$—	—	$—	9,583,332	$1	35,576,400	$4	49,505,250	$5	$7,012	$66	$7,088	$62,899	$69,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brilliant Earth Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine months ended September 30,
	2021	2020
Operating activities
Net income	$14,847	$8,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	536	489
Equity-based compensation expense	872	21
Change in fair value of warrants	6,331	—
Amortization of debt issuance costs	1,284	822
Other	24	39
Changes in assets and liabilities:
Inventories	(6,501)	(4,167)
Prepaid expenses and other current assets	903	343
Other assets	(294)	21
Accounts payable, accrued expenses and other current liabilities	3,565	17
Deferred revenue	11,098	9,449
Deferred rent	1,156	(67)
Net cash provided by operating activities	33,821	15,190
Investing activities
Purchases of property and equipment	(4,385)	(529)
Net cash used in investing activities	(4,385)	(529)
Financing activities
Issuance of Class A common stock in IPO, net of underwriting discounts and offering costs	101,879	—
Redemption of LLC Units	(14,025)	—
Issuance of Class B and C shares of common stock	9	—
Tax distributions to members	(21,398)	—
Payment of offering costs	(1,083)	—
Borrowings from PPP loan	—	2,657
Net cash provided by financing activities	65,382	2,657
Net increase in cash, cash equivalents and restricted cash	94,818	17,318
Cash, cash equivalents and restricted cash at beginning of period	66,474	40,598
Cash, cash equivalents and restricted cash at end of period	$161,292	$57,916

Non-cash investing and financing activities
Adjustment of redeemable convertible preferred units to redemption value	$327,189	$11,610
Conversion of Class F and Class M Units to Common LLC Units	415,455	—
Conversion of Class P Units to Common LLC Units	389,227	—
Net exercise of warrants on common LLC Units	6,415	—
Deferred offering costs included in accounts payable and accrued liabilities	4,563	—
Deferred tax assets associated with redemption of LLC Units	4,375	—
TRA Obligation associated with redemption of LLC Units	3,919	—
Credit to APIC related to redemption of LLC Units	456	—
Debt issuance costs capitalized to principal of long-term debt	261	129
Purchases of property and equipment included in accounts payable and accrued liabilities	169	41
Supplemental information
Cash paid for interest	$4,539	$2,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brilliant Earth Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BUSINESS AND ORGANIZATION

Brilliant Earth Group, Inc. was formed as a Delaware corporation on June 2, 2021 for the purpose of facilitating an initial public offering ("IPO") and executing other related organizational transactions to acquire and carry on the business of Brilliant Earth, LLC. Brilliant Earth, LLC was originally incorporated in Delaware on August 25, 2005, and subsequently converted to a limited liability company on November 29, 2012. Brilliant Earth Group, Inc., the sole managing member of Brilliant Earth, LLC, consolidates Brilliant Earth, LLC and both are collectively referred to here-in as “the Company.”

The Company designs, procures and sells ethically-sourced diamonds, gemstones and jewelry online and through showrooms operated in San Francisco, Los Angeles, Boston, Chicago, San Diego, Washington DC, Denver, Philadelphia, Atlanta, Seattle, Portland, Austin, Dallas, and New York. Co-headquarters are located in San Francisco, California and Denver, Colorado.

The Company operates in one operating and reporting segment which is the retail sale of diamonds, gemstones and jewelry. Over 90% of sales are to customers in the United States (“US”); sales to non-US customers immediately settle in US dollars and no cash balances are carried in foreign currencies.

In accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") since the members of Brilliant Earth, LLC (the "Continuing Equity Owners”) prior to the IPO and merger continue to hold a controlling interest in Brilliant Earth, LLC after the merger (i.e., there was no change in control of Brilliant Earth, LLC) and since Brilliant Earth Group, Inc. was considered a “shell company” which does not meet the definition of a business, the financial statements of the combined entity represent a continuation of the financial position and results of operations of Brilliant Earth, LLC. Accordingly, the historical cost basis of assets, liabilities, and equity of Brilliant Earth, LLC are carried over to the condensed consolidated financial statements of the merged company as a common control transaction. Also, after consummation of the IPO, Brilliant Earth Group, Inc. became subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income of Brilliant Earth, LLC assessed at the prevailing corporate tax rates.

Initial Public Offering and purchase of LLC Interests

On September 27, 2021, the Company completed its IPO of 9,583,332 shares of Class A common stock at an offering price of $12.00 per share, (excluding the underwriting discount), including 1,249,999 shares of Class A common stock issued pursuant to the underwriters' over-allotment option. The Company received $101.9 million in proceeds after a deduction for underwriting discounts and offering costs totaling $13.1 million.

The net proceeds were used to purchase 8,333,333 newly-issued membership units (the “LLC Units” or “LLC Interests”) from Brilliant Earth, LLC and 1,249,999 LLC Units in the form of a redemption from the Continuing Equity Owners at a price per unit equal to the IPO price of $11.22 per share after deducting the underwriting discount, and represents a 10.1% economic interest as of September 30, 2021.

Conversion of Class F, P and M units at time of IPO

At the time of the IPO, the existing limited liability company agreement of Brilliant Earth, LLC was amended and restated to, among other things, recapitalize all existing Class F, P and M Units in Brilliant Earth, LLC into 86,297,284 common LLC Units after applying a conversion ratio of 1.8588 with a further adjustment for a distribution threshold related to the M Units (which impacted their allocation of value so the economic effect of the exchange was a like-for-like value); the net conversion ratio was 1.8942, 1.9080 and 1.7735 for the Class F Units, P Units and M Units, respectively. The number of Class F, P and M Units presented in these financial statements for periods prior to the IPO have been retroactively adjusted to reflect the conversion ratios (as discussed in the preceding sentence) similar to the presentation of a stock-split.

Summary of the restructuring, offering and other transactions completed in connection with the IPO

In connection with the IPO, Brilliant Earth Group, Inc. and Brilliant Earth, LLC completed a series of transactions that comprise of reorganization, offering and other financing transactions.

The following summarizes the reorganization transactions which occurred as of the date of IPO (the "Reorganization Transactions"):

•Amended and restated the existing limited liability company agreement of Brilliant Earth, LLC (the "LLC Agreement"), effective prior to the IPO, to, among other things, (1) recapitalize all existing ownership interests in Brilliant Earth, LLC into 86,297,284 LLC Units after applying a conversion ratio of 1.8588, (2) appoint Brilliant Earth Group, Inc. as the sole managing member of Brilliant Earth, LLC upon its acquisition of LLC Units in connection with the IPO, and (3) provide certain redemption rights to the Continuing Equity Owners.

•Amended and restated Brilliant Earth Group, Inc.’s certificate of incorporation to, among other things, provide for four classes of common stock defined as Class A common stock, Class B common stock, Class C common stock and Class D common stock.

•Issued 36,064,421 shares of Class B common stock (prior to the redemption of 522,386 shares pursuant to the exercise of underwriters’ overallotment options discussed below) to the Continuing Equity Owners, excluding the founders, Beth Gerstein, Co-Founder and Chief Executive Officer, Eric Grossberg, Co-Founder and Executive Chairman, and Just Rocks, a Delaware corporation which is jointly owned and controlled by the founders (collectively, the "Founders"), which is equal to the number of LLC Units held by such Continuing Equity Owners excluding the Founders, for nominal consideration.

•Issued 50,232,863 shares of Class C common stock (prior to the redemption of 727,613 shares pursuant to the exercise of underwriters’ overallotment options discussed below) to the Founders, which is equal to the number of LLC Units held by such Founders, for nominal consideration.

•Entered into a Tax Receivable Agreement (the “TRA”) with Brilliant Earth, LLC and the Continuing Equity Owners that will provide for the payment by Brilliant Earth Group, Inc. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Brilliant Earth Group, Inc. actually realizes (or in some circumstances is deemed to realize) related to certain tax basis adjustments and payments made under the TRA.

The organization agreements include a provision for the Continuing Equity Owners, subject to certain exceptions from time to time at each of their option, to require Brilliant Earth, LLC to redeem all or a portion of their LLC Units in exchange for, at the Company’s election, newly-issued shares of Class A common stock or Class D common stock, as applicable, on a one-for-one basis, or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each LLC Interest so redeemed, in each case, in accordance with the terms of the Brilliant Earth LLC Agreement.

The following summarizes the IPO and other transactions:

•Issued 9,583,332 shares of Class A common stock, including 1,249,999 shares of Class A common stock from the exercise of the underwriters' overallotment, in exchange for net proceeds of approximately $101.9 million at $12.00 per share, less underwriting discount and offering expenses.

•Used net proceeds from the IPO to purchase 8,333,333 newly issued LLC Units for approximately $93.5 million directly from Brilliant Earth, LLC at a price per unit equal to the initial public offering price per share of Class A common stock less underwriting discount.

•Used net proceeds from the exercise of the underwriters’ overallotment to purchase an additional 1,249,999 LLC Units from each of the Continuing Equity Owners in the form of a redemption on a pro rata basis for $14.0 million in aggregate at a price per unit equal to the initial public offering price per share of Class A common stock less the underwriting discount; this purchase of LLC Interests resulted in an obligation under the TRA, including the related set-up of deferred tax assets on the TRA and on the temporary basis difference associated with this purchase.

•Corresponding cancellation of a total of 1,249,999 shares of Class B common stock and Class C common stock resulting from the purchase of 1,249,999 LLC Units from the Continuing Equity Owners.

•Exercise of warrants on convertible preferred units ("Class P Units") with a carrying value of $6.4 million as of September 22, 2021 (after the mark-to-market adjustment as of the date of exercise) into 534,589 newly issued LLC Units on a net settlement basis, elected at the option of the holder.

Risks and Uncertainties – COVID-19

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a global pandemic based on the spread of the virus worldwide, including to the US, where the Company’s principal operations occur.

On March 16, 2020, the Company temporarily closed its showrooms to the public, but continued to fulfill orders during this period of time. COVID-19 also temporarily disrupted the Company’s supply chain operations resulting in some delays to jewelry production and delivery timelines in 2020. While the Company re-opened all of its showrooms to the public in 2020, the Company’s operations are still subject to local or regional public health orders that could include temporary government-mandated closures which may impact the Company’s showrooms or other operations.

The Company’s financial performance was adversely impacted by COVID-19 in 2020. The COVID-19 pandemic remains ongoing and the potential duration and magnitude of the pandemic’s future impact on the jewelry industry and on the Company’s operations and supply chain remains unknown and depends on factors outside of the Company’s control including the duration and intensity of the pandemic, the availability and efficacy of treatments and vaccines, and the impact of COVID-19 on financial markets, industry supply chains and consumer behavior. The potential impact of these factors on the Company’s future liquidity, financial condition and results of operations cannot be estimated.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act includes many measures to provide relief to companies. The Company has not participated in any such measures, other than obtaining a U.S. Small Business Administration Paycheck Protection Program Loan (“PPP Loan”) under the CARES Act, which was fully repaid in December 2020. See Note 7, Long-Term Debt, for further discussion.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements for the periods prior to the Reorganization Transactions and IPO have been presented to combine the previously separate entities. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as its annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021, or for any other interim period or for any other future year.

The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements and should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the final prospectus, dated September 22, 2021, filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on September 24, 2021 (the "Prospectus") in connection with our IPO.
Principles of Consolidation and non-controlling interest

The condensed consolidated financial statements include the accounts of the Company and its subsidiary, Brilliant Earth, LLC, which it controls due to ownership of the voting interest or pursuant to variable interest entity (“VIE”) accounting guidance. All intercompany balances and transactions have been eliminated in consolidation.

The non-controlling interest on the condensed consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in Brilliant Earth, LLC held by the Continuing Equity Owners. The non-controlling interest on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of September 30, 2021, the non-controlling interest was 89.9%.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Some of the more significant estimates include the allowance for sales returns, inventory valuation, useful lives and depreciation of long-lived assets, fair value of equity-based compensation, and prior to the Reorganization Transactions, the warrants and the redemption of value of the redeemable Class P Units. Actual results could differ materially from those estimates. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in its business or new information available.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. U.S. GAAP prescribes three levels of inputs that may be used to measure fair value:

Level 1    Valuation based on quoted prices (unadjusted) observed in active markets for identical assets or liabilities.
Level 2    Valuation techniques based on inputs that are quoted prices of similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not in active markets; inputs other than quoted prices used in a valuation model that are observable for that instrument; and inputs that are derived from, or corroborated by, observable market data by correlation or other means.
Level 3    Valuation techniques with significant unobservable market inputs.

The Company is required to disclose its estimate of the fair value of material financial instruments, including those recorded as assets or liabilities in its financial statements, in accordance with U.S. GAAP.

Through the date of the IPO, the Class P Units and warrants on Class P Units were the only financial instruments (assets or liabilities) measured at fair value on a recurring basis. As discussed in Note 1, Business and organization, the securities converted into LLC Interests in connection with the IPO and are now classified as equity. The fair value of the Class P Units and the warrants on Class P Units as of September 22, 2021 just before conversion into common LLC Units were $389.2 million and $6.4 million, respectively; these securities are no longer subject to this fair value disclosure.

The carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities and were classified as Level 1. The carrying value of long-term debt, net of debt issuance costs, also approximates its fair value, which has been estimated by management based on the consideration of applicable interest rates (including certain instruments at variable or floating rates) and were classified as Level 2. Redeemable Convertible Class P Units and Class P Units underlying warrants were classified as Level 3 until the IPO at which time the securities were converted into LLC Interests.

Comprehensive Income

Comprehensive income is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from non-owner sources. Other comprehensive income may include unrealized gain (loss) on available for sale securities, foreign currency items, and minimum pension liability adjustments. The Company did not have components of other comprehensive income. As a result, comprehensive income is the same as net income.

Cash and Cash Equivalents, and Restricted Cash

All highly liquid investments with an original maturity of three months or less and deposits in transit from banks for payments related to third-party credit and debit card transactions are considered to be cash equivalents. Credit and debit card transactions are short-term, highly liquid in nature.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash from the condensed consolidated balance sheets to the statements of cash flows for the periods ended September 30, 2021, December 31, 2020, and September 30, 2020 (in thousands):

	September 30,	December 31,	September 30,
	2021	2020	2020
Cash and cash equivalents	$161,087	$66,269	$57,712
Restricted cash	205	205	204
Total	$161,292	$66,474	$57,916

Revenue Recognition

Overview

Net sales primarily consist of revenue from diamond, gemstone and jewelry retail sales and payment is required in full prior to order fulfillment. Delivery is determined to be the time of pickup for orders picked up in showrooms, and for shipped orders, typically within one to two business days after shipment. Credit is not extended to customers except through third-party credit cards or financing offerings. A return policy of 30 days from when the item is picked up or ready for shipment is typically provided; one complimentary resizing for standard ring styles is offered within 60 days of when an order is available for shipment or pickup; a lifetime manufacturing warranty is provided on all jewelry, with the exception of estate and vintage jewelry and center diamonds/gemstones; and a lifetime diamond upgrade program is included on all independently graded natural diamonds. The complimentary resizing, lifetime manufacturing warranty claims and lifetime diamond upgrades have not historically been material. A three-year extended service plan, which provides full inspection, cleaning and certain repairs due to normal wear, is offered for an additional charge.

The following table discloses total net sales by geography for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
United States	$87,540	$65,444	$239,534	$150,648
International	7,699	6,001	18,749	12,561
Total net sales	$95,239	$71,445	$258,283	$163,209

Revenue Recognition

Revenue is recognized under Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 requires that revenue from customers be recognized as control of the promised goods is transferred to customers, which generally occurs upon delivery if the order is shipped, or at the time the customer picks up the completed product at a showroom. Revenue arrangements generally have one performance obligation and are reported net of estimated sales returns and allowances, which are determined based on historical product return rates and current economic conditions. The Company also offers a three-year extended service plan, which gives rise to an additional performance obligation, when purchased by the customer, which is recognized over the course of the service plan. Additionally, sales taxes are collected and remitted to taxing authorities, and the Company has elected to exclude sales taxes from revenues recognized under ASC 606.

Contract Balances

Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred. Deferred revenue also includes payments on the Company’s three-year extended service plan that customers have elected to purchase. As of September 30, 2021 and December 31, 2020, total deferred revenue was $22.1 million and $11.0 million, respectively. During the three months ended September 30, 2021 and 2020, the Company recognized $18.8 million and $14.6 million, respectively, of revenue that was deferred as of the last day of the respective prior quarter. During the nine months ended September 30, 2021 and 2020, the Company recognized $10.3 million and $7.2 million, respectively, of revenue that was deferred as of the last day of the respective prior period.

Sales Returns and Allowances

A returns asset account and a refund liabilities account are maintained to record the effects of estimated product returns and sales returns allowance. Returns asset and refund liabilities are updated at the end of each financial reporting period and the effect of such changes are accounted for in the period in which such changes occur.

The Company estimates anticipated product returns in the form of a refund liability based on historical return percentages and current period sales levels, and accrues a related returns asset for goods expected to be returned in salable condition less any expected costs to recover such goods, including return shipping costs that the Company may incur.

As of September 30, 2021 and December 31, 2020, refund liabilities balances were $1.3 million and $2.3 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, returns asset balances were $0.7 million and $1.2 million, respectively, and are included within prepaid expenses and other current assets in the condensed consolidated balance sheets.

Fulfillment Costs

The Company generally does not bill customers separately for shipping and handling charges. Any fulfillment costs incurred by the Company when shipping to customers is reflected in cost of sales in the condensed consolidated statements of operations.

Consignment Inventory Sales

Sales of consignment inventory are presented on a gross sales basis as control of the merchandise is maintained through the point of sale. The Company also provides independent advice, guidance and after-sales service to customers. Consigned products are selected at the discretion of the Company, and the determination of the selling price as well as responsibility of the physical security of the products is maintained by the Company. The products sold from consignment inventory are similar in nature to other products that the Company sells to customers and are sold on the same terms.

Marketing, Advertising and Promotional Costs

Marketing, advertising and promotional costs are expensed as incurred and totaled approximately $18.5 million and $11.3 million, for the three months ended September 30, 2021 and 2020, respectively, and $49.2 million and $31.6 million, for the nine months ended September 30, 2021 and 2020, respectively.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to an anticipated equity financing until such transaction is consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds received. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses in the condensed consolidated statements of operations in the period of determination.

Equity-Based Compensation

Equity-based compensation is accounted for as an expense in accordance with the fair value recognition and measurement provisions of U.S. GAAP which requires compensation cost for the grant-date fair value of equity-based awards to be recognized over the requisite service period. The Company accounts for forfeitures when they occur, and any compensation expense previously recognized on unvested equity-based awards will be reversed when forfeited.

The fair value of awards of restricted LLC Units is based on the fair value of the member unit underlying the awards as of the date of grant. The fair value of the underlying member units (referred to as Class M Units prior to conversion to common LLC Units in the IPO on a value-for-value basis) for grants prior to the Company’s IPO in September 2021 was determined by considering a number of objective, subjective and highly complex factors including independent third-party valuations of the Company’s member units, operating and financial performance, the lack of liquidity of member units and general and industry specific economic outlook among other factors.

The fair value of restricted stock units ("RSUs") is based on the fair value of the Class A common stock at the time of grant.

The fair value of option-based awards is estimated using the Black-Scholes valuation model. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected term and the price volatility of the underlying stock. For inputs into the Black-Scholes model, the expected stock price volatility for the common stock is estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the Company’s industry which are of similar size, complexity and stage of development. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The Company has elected to use the “simplified method” to determine the expected term, which is the midpoint between the vesting date and the end of the contractual term, because it has insufficient history upon which to base an assumption about the term; the Company believes the simplified method approximates a term if it were to be based on expected life. The expected dividend yield is nil as the Company has not paid and does not anticipate paying dividends on its common stock.

Income Taxes

Interim Periods

In calculating the provision for interim income taxes, in accordance with ASC 740, Income Taxes an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period.

Annual Reporting

For annual periods, income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

Uncertainty in income taxes is accounted for using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the condensed consolidated statements of operations. As of September 30, 2021, no uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02 – Leases, which was amended in January 2018 and requires an entity that leases assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Leases will be classified as either financing or operating, similar to current accounting requirements, with the applicable classification determining the pattern of expense recognition in the statement of earnings. The Company will adopt the ASU in the first quarter of 2022 by applying its provisions prospectively and recognizing any cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2022. The Company also expects to elect the package of practical expedients permitted under the transition guidance, which provides that an entity need not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. Management continues to evaluate the impact of this ASU on the condensed consolidated financial statements, but expects that adoption will result in a significant increase in the Company's assets and liabilities. The implementation project team has developed additional processes and policies to support the requirements of this ASU and has collected key data for each leased asset.

Other recent accounting pronouncements not yet adopted that could have a material effect on future results of operations or financial position are presented in the audited financial statements and the notes thereto.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income applicable to Brilliant Earth Group, Inc. by the weighted average shares of Class A common stock outstanding (and Class D common stock if outstanding) during the period. Diluted earnings per share is computed by adjusting the net income available to Brilliant Earth Group, Inc. and the weighted average shares outstanding to give effect to potentially dilutive securities. Shares of Class B and Class C common stock are not entitled to receive any distributions or dividends and are therefore excluded from this presentation since they are not participating securities.

All earnings prior to September 23, 2021, the date of the IPO, were entirely allocable to the non-controlling interest and, as a result, earnings per share information is not applicable for reporting periods prior to this date. Consequently, only earnings per share for net income for periods subsequent to September 22, 2021 are presented.

Basic and diluted earnings per share of common stock for the period from September 23, 2021 to September 30, 2021 have been computed as follows (in thousands, except share and per share amounts):

For the period September 23, 2021 to September 30, 2021
Numerator:
Net income attributable to Brilliant Earth Group, Inc., BASIC	$66
Add: Net income impact from assumed redemption of all LLC Units to common stock	789
Less: Income tax expense on net income attributable to NCI at 25.7%	(203)
Net income attributable to Brilliant Earth Group, Inc., after adjustment for assumed conversion, DILUTED	$652

Denominator:
Weighted average shares of common stock outstanding, BASIC	9,583,332
Dilutive effects of:
LLC Units that are exchangeable for common stock	85,051,581
Unvested LLC Units, RSUs and stock options	1,986,514
Weighted average shares of common stock outstanding, DILUTED	96,621,427

BASIC earnings per share	$0.01
DILUTED earnings per share	$0.01

Net income attributable to the non-controlling interest added back to net income in the fully dilutive computation has been adjusted for income taxes which would have been expensed had the income been recognized by Brilliant Earth Group, Inc., a taxable entity. The weighted average common shares outstanding in the diluted computation per share assumes all outstanding LLC Units are converted and the Company will elect to issue shares of common stock upon redemption rather than cash-settle.

For the period from September 23, 2021 to September 30, 2021, the dilutive impact of LLC Units convertible into common stock were included in the computation of diluted earnings per share under the if-converted method; the dilutive impact of unvested LLC Units, RSUs and stock options were included using the treasury stock method. The impact of 1,618,064 shares underlying stock options has been excluded from the computation of earnings per share because such impact is anti-dilutive.

NOTE 4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Loose diamonds	$7,915	$4,938
Fine jewelry and other	12,387	8,863
Allowance for inventory obsolescence	(245)	(242)
Total inventories, net	$20,057	$13,559

The allowance for inventory obsolescence consists of the following (in thousands):

	September 30,	September 30,
	2021	2020
Balance at beginning of period	$(242)	$(169)
Change in allowance for inventory obsolescence	(3)	(39)
Balance at end of period	$(245)	$(208)

Provisions for inventory obsolescence included in cost of sales in the condensed consolidated statements of operations were $27,000 and $25,000, for the three months ended September 30, 2021 and 2020, respectively, and $3,000, and $39,000 for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021 and December 31, 2020, the Company had $15.3 million and $11.7 million, respectively, in consigned inventory held on behalf of suppliers which is not recorded in the condensed consolidated balance sheets.

NOTE 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued vendor expenses	$6,697	$5,409
Inventory received not billed	5,110	3,893
Accrued offering cost (a)	4,563	—
Accrued payroll expenses	2,601	1,515
Sales and other tax payable accrual	1,949	2,455
Provision for sales returns and allowances	1,348	2,341
Other	2,490	1,348
Total accrued expenses and other current liabilities	$24,758	$16,961

(a) Primarily includes attorney and consulting fees in support of the Company’s IPO, which, at the time of the IPO, were offset against the gross proceeds of the IPO within “Additional paid-in capital” on the condensed consolidated balance sheets.

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue. Activity for the nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	September 30,	September 30,
	2021	2020
Balance at beginning of period	$2,341	$1,339
Provision	16,450	10,373
Returns and allowances	(17,443)	(10,993)
Balance at end of period	$1,348	$719

NOTE 6. LEASES

During the nine months ended September 30, 2021, the Company entered into new lease agreements in nine locations in the US and amended certain existing leases to extend their terms.

Total operating lease expense recorded in selling, general and administrative expenses in the condensed consolidated statements of operations were $1.1 million and $0.6 million, for the three months ended September 30, 2021 and 2020, respectively; and $2.3 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.

The aggregate future minimum lease payments under long-term non-cancelable operating leases as of September 30, 2021 are as follows (in thousands):

Amount
For the three months ending December 31, 2021	$660
Years ending December 31,
2022	3,502
2023	3,670
2024	3,518
2025	3,437
2026	3,090
Thereafter	7,112
Total minimum lease payments	$24,989

NOTE 7. LONG-TERM DEBT

The following table summarizes the net carrying amount of the Term Loan (as defined below) as of September 30, 2021 and December 31, 2020, net of debt issuance costs (in thousands):

	September 30, 2021			December 31, 2020
	Outstanding principal	Debt issuance costs	Net carrying amount	Outstanding principal	Debt issuance costs	Net carrying amount
Term loan	$65,000	$(1,766)	$63,234	$65,000	$(2,789)	$62,211
Total debt	$65,000	$(1,766)	$63,234	$65,000	$(2,789)	$62,211

Current portion	$20,526	$—	$20,526	$—	$—	$—
Long term	44,474	(1,766)	42,708	65,000	(2,789)	62,211
Total debt	$65,000	$(1,766)	$63,234	$65,000	$(2,789)	$62,211

The Company entered into a Loan and Security Agreement (the “Term Loan Agreement”) on September 30, 2019 with Runway Growth Credit Fund Inc. (the “Lender”) for a $40.0 million term loan, of which $35.0 million was defined as the First Tranche Term Loan and $5.0 million was the Second Tranche Term Loan. The $35.0 million First Tranche Term Loan was drawn on September 30, 2019. Payments were interest only through October 15, 2021 (first scheduled amortization payment) after which equal monthly payments of principal were due through April 15, 2023 (maturity date). Interest was at a variable rate equal to LIBOR (floor of 2.15%) plus 8.25%.

The Term Loan (the "Term Loan") under the Term Loan Agreement was secured by substantially all assets of the Company, and the Company is required to comply with certain covenants, including a covenant that requires the Company to reach certain minimum liquidity requirements of cash and cash equivalents as defined in the Term Loan Agreement. Prepayment fees of 3.00% declining to 0.00% were provided based on the anniversary date of payment.

Debt issuance costs of $2.6 million were capitalized and are being amortized to interest expense as an adjustment to yield using the effective interest method. Included in the debt issuance costs is the present value of a $1.6 million final payment due on April 15, 2023 (the “Final Payment”) which is being accreted to full value over the term.

In connection with the origination of the Term Loan Agreement, a warrant for 333,333 Class P Units was issued. The fair value of the warrant was $83,000 at the time of issuance which was accounted for as a debt origination cost (contra-liability). The warrants had a carrying value of $6.4 million as of September 22, 2021 (after the mark-to-market adjustment as of the date of exercise) and were converted upon exercise into 534,589 newly issued LLC Units on a net settlement basis, elected at the option of the holder.

The Lender also has a right to invest as is necessary for it to maintain the same percentage ownership of the Company’s equity interest on a fully diluted basis, in any next round on the same terms, conditions and same pricing as offered to the lead investor in the applicable next round.

On December 17, 2020, the Company entered into a First Amendment to the Term Loan Agreement with the Lender (the “First Amendment”) to expand the Second Tranche Term Loan from $5.0 million to $30.0 million for a total commitment of $65.0 million. Up to $30.0 million of the proceeds from the Second Tranche Term Loan could be distributed to the holders of the equity interests within 90 days of closing. Other modifications in the First Amendment include:

•Closing fee of $0.3 million related to this new facility;
•Reduction in the LIBOR Floor on the entire facility from 2.15% to 1.00% (effective interest rate reduced from 10.40% to 9.25% based on LIBOR);
•Extension of the maturity to October 15, 2023;
•Extension of the interest-only period by six months (first scheduled amortization payment on April 15, 2022);
•Allowance of quarterly tax distributions to members;
•Extension of the prepayment term trigger dates by six months;
•Modification of the Final Payment, as defined, to include the present value of an additional $1.4 million, which represents the incremental increase in the Final Payment due to the increase in the Term Loan principal, and an additional $0.2 million, which are included in the debt issuance costs and are being accreted to full value as an adjustment to the interest rate; and
•Issuance of 25,000 new warrants to the Lender with an exercise price of $10.00 per Unit with a term of ten years. These warrants were accounted for using a similar methodology to the valuation of the original warrants discussed above, and the fair value was determined to be $250. The warrants were converted into LLC Units at the time of the IPO.

On August 6, 2021 a second amendment was executed primarily to allow for contributions to the Brilliant Earth Foundation. On August 29, 2021, a third amendment was executed to among other matters, permit the Reorganization Transactions that were consummated by the Company in connection with the Up-C structure of the IPO transaction and reduce the variable interest rate from 8.25% to 7.75%; and the

LIBOR Floor from 1.00% to 0.50%. The amendments were treated as debt modifications for accounting purposes.

The effective interest rate was 11.90% and 13.22% for the nine months ended September 30, 2021 and 2020, respectively. The Company was in compliance with all covenants as of September 30, 2021.

As of September 30, 2021, the aggregate future principal payments under the Term Loan, including the Final Payment payable to the lender, are as follows (in thousands):

	Principal	Final payment	Total
For the three months ending December 31, 2021	$—	$—	$—
Years ending December 31,
2022	30,789	—	30,789
2023	34,211	3,151	37,362
Total aggregate future principal payments	$65,000	$3,151	$68,151

Note under Paycheck Protection Program

In April 2020, in connection with the significant negative business impact of the COVID-19 pandemic, the Company applied for and received a $2.7 million PPP Loan under the CARES Act that bore interest at 1.00% per annum. The Company elected to repay the PPP Loan, and the PPP Loan was paid in full in December 2020 with interest expense of $18,000.

NOTE 8. STOCKHOLDERS' AND MEMBERS' EQUITY

Summary Capitalization

The following summarizes the capitalization and voting rights of the Company’s classes of equity as of September 30, 2021:

	Authorized	Issued & Outstanding	Votes per share	Economic Rights
Preferred stock	10,000,000	None

Common stock:
Class A	1,200,000,000	9,583,332	1	Yes
Class B	150,000,000	35,576,400	1	No
Class C	150,000,000	49,505,250	10	No
Class D	150,000,000	None	10	Yes

Common stock reserved for issuances:
Conversion of LLC Units		85,081,650
Vesting of LLC Units		2,011,643
RSUs		188,268
Stock options		1,618,064

Common LLC Units		85,081,650	No	Yes

The Board of Directors is authorized to direct the Company to issue shares of preferred stock in one or more series and the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through September 30, 2021, no series of preferred stock have been issued.

Shares of Class B and Class C common stock are not entitled to receive any distributions or dividends other than in connection with a liquidation and have no rights to convert into Class A common stock or Class D common stock, separate from an exchange or redemption of the LLC Interests corresponding to such shares of Class B common stock or Class C common stock, as applicable, as discussed below under Brilliant Earth, LLC. When a common unit is redeemed for cash or Class A or D common stock by a Continuing Equity Owner who holds shares of Class B common stock or Class C common stock, such Continuing Equity Owner will be required to surrender a share of Class B common stock or Class C common stock, as applicable, which will be cancelled for no consideration.

The Company must, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock issued to Brilliant Earth Group, Inc. and the number of LLC Interests owned by Brilliant Earth Group, Inc., and (ii) maintain a one-to-one ratio between the number of shares of Class B and Class C common stock owned by the Continuing Equity Owners and the number of LLC Interests owned by them.

The different classes of common stock are held as follows:

•9,583,332 shares of Class A common stock are held by shareholders who invested in the IPO;

•35,576,400 shares of Class B common stock are held by the Continuing Equity Owners excluding the Founders (36,064,421 initial shares less 522,386 shares redeemed with use of proceeds from the exercise of the underwriters’ overallotment option, plus 34,365 shares associated with the vesting of LLC Units); and

•49,505,250 shares of Class C common stock are held by the Founders (50,232,863 initial shares less 727,613 shares redeemed with use of proceeds from the exercise of the underwriters’ overallotment option).

Class C and D common stock may only be held by the Founders and their respective permitted transferees. No shares of Class D common stock are currently outstanding, but may be issued in connection with an exchange by the Founders of their LLC Interests (along with an equal number of shares of Class C common stock and such shares shall be immediately cancelled).

Brilliant Earth, LLC

As of September 30, 2021, Brilliant Earth Group, Inc. holds a 10.1% economic interest in Brilliant Earth, LLC through its ownership of 9,583,332 LLC Units, but consolidates Brilliant Earth, LLC as sole managing member. The remaining 85,081,650 LLC Units representing an 89.9% interest are held by the Continuing Equity Owners and presented in the condensed consolidated financial statements as a non-controlling interest.

The organization agreements include a provision for the Continuing Equity Owners, subject to certain exceptions from time to time at each of their option, to require Brilliant Earth, LLC to redeem all or a portion of their LLC Units in exchange for, at the Company’s election, newly-issued shares of Class A common stock or Class D common stock, as applicable, on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each LLC Interest so redeemed, in each case, in accordance with the terms of the Brilliant Earth LLC Agreement. The redemption feature qualifies for an exception from derivative accounting and, accordingly, its value is not bifurcated from the underlying LLC Unit.

Issuance of Additional LLC Units

Under the LLC Agreement, the Company is required to cause Brilliant Earth, LLC to issue additional LLC Interests to the Company when the Company issues additional shares of Class A common stock. Other than as it relates to the issuance of Class A common stock in connection with an equity incentive program, the Company must contribute to Brilliant Earth, LLC net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A common stock. The Company must cause Brilliant Earth, LLC to issue a number of LLC Interests equal to the number of shares of Class A common stock issued such that, at all times, the number of LLC Interests held by the Company equals the number of outstanding shares of Class A common stock.

Between September 23, 2021 and September 30, 2021, the Company caused Brilliant Earth, LLC to issue to the Company a total of 9,583,332 LLC Units in connection with the issuance of Class A common stock in the IPO. The Company also caused Brilliant Earth Group, Inc. to issue 34,365 shares of Class B common stock to the Continuing Equity Owners associated with 34,365 LLC units which vested during the period. No RSUs vested and no stock options were exercised during the period.

Distributions to Members Related to Their Income Tax Liabilities

As a limited liability company treated as a partnership for income tax purposes, Brilliant Earth, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the LLC Agreement, Brilliant Earth, LLC is required to distribute cash, to the extent that Brilliant Earth, LLC has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Brilliant Earth, LLC taxable earnings. Brilliant Earth, LLC makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. Such distributions totaled approximately $2.8 million and $21.4 million, respectively, for the three and nine months ended September 30, 2021. No distributions were made in the three and nine months ended September 30, 2020 as these distributions to, on or behalf of, members associated with their estimated income tax obligations for the year ended December 31, 2020 were paid in the second quarter of 2021.

Brilliant Earth, LLC Capitalization through September 23, 2021, the Date of the IPO

Prior to the completion of the reorganization and IPO transactions, Brilliant Earth, LLC had LLC Interests outstanding in the form of Class F, Class P and Class M Units. These units were converted into common LLC Units at the time of the IPO. The Class P Units were classified as redeemable securities presented in temporary equity and conversion to LLC Units was in the form of redemption at a value of $389.2 million as of September 22, 2021 after a mark-to-market adjustment of $138.4 million and $327.2 million for the three and nine months ended September 22, 2021.

The following presents the statement of changes in Class F, Class P, and Class M Units for the periods from June 30, 2020 to September 30, 2020 and June 30, 2021 to September 22, 2021:

	Brilliant Earth, LLC (prior to Reorganization Transactions)
	Class P Units		Class F Units		Class M Units
	Units	Amounts	Units	Amounts	Units	Amounts	Total Units	Class F Units and Class M Units
Balance, June 30, 2020	32,435,595	$58,940	50,232,863	$(69,702)	2,416,148	$268	52,649,011	$(69,434)
Vested Class M Units	—	—	—	—	25,493	—	25,493	—
Equity-based compensation	—	—	—	—	—	7	—	7
Net income	—	—	—	8,041	—	—	—	8,041
Adjustment of redeemable convertible preferred units to redemption value	—	10,279	—	(10,279)	—	—	—	(10,279)
Balance, September 30, 2020	32,435,595	$69,219	50,232,863	$(71,940)	2,441,641	$275	52,674,504	$(71,665)

Balance, June 30, 2021	32,435,595	$250,746	50,232,863	$(277,830)	3,002,324	$488	53,235,187	$(277,342)
Tax distributions to members	—	(1,100)	—	(1,697)	—	—	—	(1,697)
Vested Class M Units	—	—	—	—	91,913	—	91,913	—
Equity-based compensation	—	—	—	—	—	58	—	58
Net income	—	1,214	—	1,893	—	—	—	1,893
Adjustment of redeemable convertible preferred units to redemption value	—	138,367	—	(138,367)	—	—	—	(138,367)
Reorganization Transactions	(32,435,595)	(389,227)	(50,232,863)	416,001	(3,094,237)	(546)	(53,327,100)	415,455
Balance, September 22, 2021 after Reorganization Transactions	—	$—	—	$—	—	$—	—	$—

The following presents the statement of changes in Class F, Class P, and Class M Units for the periods from January 1, 2020 to September 30, 2020 and January 1, 2021 to September 22, 2021:

	Brilliant Earth, LLC (prior to Reorganization Transactions)
	Class P Units		Class F Units		Class M Units
	Units	Amounts	Units	Amounts	Units	Amounts	Total Units	Total Amounts
Balance, January 1, 2020	32,435,595	$80,829	50,232,863	$(91,773)	2,362,944	$254	52,595,807	$(91,519)
Vested Class M Units	—	—	—	—	78,697	—	78,697	—
Equity-based compensation	—	—	—	—	—	21	—	21
Net income	—	—	—	8,223	—	—	—	8,223
Adjustment of redeemable convertible preferred units to redemption value	—	(11,610)	—	11,610	—	—	—	11,610
Balance, September 30, 2020	32,435,595	$69,219	50,232,863	$(71,940)	2,441,641	$275	52,674,504	$(71,665)

Balance, January 1, 2021	32,435,595	$66,327	50,232,863	$(85,695)	2,537,791	$300	52,770,654	$(85,395)
Tax distributions to members	—	(9,755)	—	(11,643)	—	—	—	(11,643)
Vested Class M Units	—	—	—	—	556,446	—	556,446	—
Equity-based compensation	—	—	—	—	—	246	—	246
Net income prior to Reorganization Transactions and IPO	—	5,466	—	8,526	—	—	—	8,526
Adjustment of redeemable convertible preferred units to redemption value	—	327,189	—	(327,189)	—	—	—	(327,189)
Reorganization Transactions	(32,435,595)	(389,227)	(50,232,863)	416,001	(3,094,237)	(546)	(53,327,100)	415,455
Balance, September 22, 2021 after Reorganization Transactions	—	$—	—	$—	—	$—	—	$—

NOTE 9. EQUITY-BASED COMPENSATION

Overview

At the time of the IPO on September 23, 2021, the 2021 Incentive Award Plan and the 2021 Employee Stock Purchase Plan (the “2021 Plans”) were adopted to attract, retain, and motivate selected employees, consultants, and directors through the granting of equity-based compensation awards and cash-based performance bonus awards. The compensation committee or its approved designees, as defined, administer the 2021 Plans. Subject to the terms and conditions of the 2021 Plans, the administrator has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject to awards and the terms and conditions of awards, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2021 Plans.

Under the 2021 Incentive Award Plan, 10,923,912 shares of common stock were reserved for issuance pursuant to a variety of equity-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, and other equity-based awards. In addition, 1,638,586 shares of Class A common stock were reserved for issuance under our Employee Stock Purchase Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Award Plan will be increased by an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the board of directors; provided, however, that no more than 81,929,342 shares of stock may be issued upon the exercise of incentive stock options. As of September 30, 2021, 9,117,580 shares of common stock are available for future grant under the 2021 Incentive Award Plan. All of the shares of Class A common stock reserved for issuance remain available. Vesting is subject to certain change in control provisions as provided in the award agreements.

Prior to the IPO, Class M Units were granted to certain employees at the Company’s discretion in consideration of services provided by employees. The agreements generally provide for 25% vesting on the first anniversary from the date of grant (or a shorter period at the Company's board of directors' discretion), with the remainder vesting monthly over the subsequent three years. Compensation cost related to these Class M Units was measured as of the grant date based on the fair value of the award and is being expensed ratably over the service period. Class M Units were issued and outstanding as of the date of grant. As discussed in Note 1, Business and organization, under Conversion of Class F, P and M units at time of IPO, at the time of the IPO, the LLC Agreement was amended and restated to recapitalize all 2,006,212 unvested Class M Units into 2,046,008 unvested LLC Units after applying a conversion ratio of 1.8588 with a further adjustment for a distribution threshold (which impacted their allocation of value) so the economic effect of the exchange was a like-for-like value. The unamortized compensation and remaining vesting period for these awards prior to the IPO has been carried forward after the IPO without adjustment. The number of unvested Class M Units presented in these financial statements for periods prior to the IPO have been retroactively adjusted to reflect the conversion ratio similar to the presentation of a stock-split.

Grants of Restricted Stock Units

At the time of the IPO on September 23, 2021, 188,268 RSUs were granted to certain employees. The awards have a time-based vesting requirement (based on continuous employment). Upon vesting, the

RSUs convert into Class A common stock; unvested RSUs are not considered outstanding shares of Class A common stock. The agreements generally provide for 25% vesting at the first anniversary of the date of the grant (or a shorter period at the Company's board of director's discretion), with the remainder vesting quarterly over the following three years.

As of September 30, 2021, all of the RSUs are outstanding and remain unvested. The fair value of the RSUs of $12.00 per unit was based on the fair value of a Class A share of common stock at the time of the IPO. Total compensation expense for RSUs was approximately $36,000 for the period from September 23, 2021 to September 30, 2021, and is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

The unamortized compensation cost related to RSUs of $2.2 million as of September 30, 2021 is expected to be recognized over a weighted-average period of approximately 3.4 years.

Grants of Stock Options

The day prior to the IPO on September 22, 2021, options to purchase 1,618,064 shares of Class A common stock with a strike price of $12.00 (per share underlying the option) were granted to certain executives, employees and members of the Board with the number of shares underlying the options determined based on the number of Class M Units reduced in the conversion of LLC Units. The awards have a time-based vesting requirement (based on continuous employment). Upon vesting, the stock options are exercisable into Class A common stock. Vesting is generally over four years from the date of grant of the related Class M Units and options may be exercised up to 10.0 years from the date of issuance.

As of September 30, 2021, all of the stock options are outstanding and 131,523 options with an aggregated intrinsic value of $0.2 million are vested; the awards have weighted average remaining contractual terms of 10.0 years with an aggregate intrinsic value of $2.3 million.

Since options represent equity awards, such awards are fair valued as of the grant date for the purposes of measurement and recognition under U.S. GAAP. To measure the fair value of an option, the Black Scholes valuation model was utilized. The value of the common stock underlying the award is based on the fair value of a share of Class A common stock. The valuation model requires the input of other highly subjective assumptions. Inputs to model for awards granted on September 22, 2021 are as follows:

Expected volatility	35.0%
Expected dividend yield	Nil
Expected term (in years)	5 to 6.25 Years
Risk free interest rate	0.9%

Total compensation expense for stock options was approximately $0.6 million for the period from September 22, 2021 to September 30, 2021, and is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

As of September 30, 2021, total compensation cost related to unvested option awards not yet recognized was $6.3 million and the weighted-average period over which the compensation is expected to be recognized is 3.4 years.

Outstanding Restricted LLC Units (formerly M Units)

As discussed above, restricted LLC Units were granted to certain executives, employees and members of the Board prior to the IPO. The awards have a time-based vesting requirement (based on continuous employment). Upon grant, the awards are issued and outstanding common LLC Units but subject to forfeiture in the event of a termination of service; unvested awards are outstanding LLC units. Vesting is generally over four years from the date of grant.

The following table summarizes the activity related to the unvested LLC Units for the nine months ended of each period:

	Number of LLC Units	Weighted average grant date fair value
Balance, January 1, 2020, unvested	636,408	$0.16
Granted	1,009,932	$0.30
Forfeited	(63,919)	$0.26
Vested	(78,697)	$0.27
Balance, September 30, 2020, unvested	1,503,724	$0.28

	Number of LLC Units	Weighted average grant date fair value
Balance, January 1, 2021, unvested	1,485,946	$0.28
Granted	1,323,119	$0.68
Forfeited	(206,611)	$0.43
Vested	(590,811)	$0.47
Balance, September 30, 2021, unvested	2,011,643	$0.51

The fair value of restricted LLC Units was based on the fair value of an unrestricted LLC Unit at the date of grant. Total compensation expense for unvested LLC Units recorded in selling, general and administrative expenses in the condensed consolidated statements of operations were approximately $0.1 million and $7,000, for the three months ended September 30, 2021 and 2020, respectively; and $0.3 million and $21,000, for the nine months ended September 30, 2021 and 2020, respectively.

The unamortized LLC Unit compensation cost of $0.9 million as of September 30, 2021 is expected to be recognized over a weighted-average period of approximately 3.2 years.

NOTE 10. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Overview of Income Taxes

Brilliant Earth Group, Inc. is taxed as a subchapter C corporation and is subject to federal and state income taxes. Brilliant Earth Group, Inc.'s sole material asset is its ownership interest in Brilliant Earth, LLC, which is a limited liability company that is taxed as a partnership for U.S. federal and certain state and local income tax purposes. Brilliant Earth, LLC’s net taxable income or loss and related tax credits, if any, are passed through to its members on a pro-rata basis and included in the member’s tax returns. The income tax burden on the earnings taxed to the non-controlling interest holders is not reported by the Company in its condensed consolidated financial statements under U.S. GAAP.

The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on those jurisdictions’ rules, generally after the income tax returns are filed.

Tax Provision and Deferred Tax Asset for September 2021

In calculating the provision for interim income taxes in accordance with ASC Topic 740, Income Taxes, an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, Brilliant Earth Group, Inc. estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period. Estimated annual effective tax rate for the year ended December 31, 2021 is 25.7%. The difference between the estimated annual effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes and income allocable to NCI which is not taxable.

The Company’s income tax provision was $23,000 for the period from September 23, 2021 to September 30, 2021. As the IPO occurred during the quarter ended September 30, 2021, and the Company had no business transactions or activities prior to the IPO, no amounts related to the provision for income taxes were incurred for the period from January 1, 2021 to September 22, 2021.

On September 23, 2021, the Company recorded a deferred tax asset related to the outside basis difference between U.S. GAAP and reporting for income tax purposes of the Company’s investment in Brilliant Earth, LLC of $4.4 million. The basis difference resulted from the step-up in basis allowed under Section 743(b) and 197 of the Internal Revenue Code related to the purchase of 1,249,999 LLC Units from the Continuing Equity Owners discussed in Note 1, Business and organization, which is expected to be amortized over the useful lives of the underlying assets. In assessing the realizability of deferred tax assets, management determined that it was more likely than not that the deferred tax assets will be realized. No deferred taxes were provided on the inside basis difference resulting from the direct purchase of 8,333,333 newly-issued membership units from Brilliant Earth, LLC since such difference is subject to the indefinite reversal criteria of ASC 740, Income taxes.

Tax receivable agreement

As each of the Continuing Equity Owners elect to convert their LLC Interests into Class A common stock or Class D common stock, as applicable, Brilliant Earth Group, Inc. will succeed to their aggregate historical tax basis which will create a net tax benefit to the Company. These tax benefits are expected to be amortized over 15.0 years pursuant to Sections 743(b) and 197 of the Code. The Company will only recognize a deferred tax asset for financial reporting purposes when it is “more-likely-than-not” that the tax benefit will be realized.

In addition, as part of IPO, the Company entered into a TRA with the Continuing Equity Owners to pay 85% of the tax savings from the tax basis adjustment to them as such savings are realized. Amounts payable under the TRA are contingent upon, among other things, generation of sufficient future taxable income during the term of the TRA.

The purchase of 1,249,999 LLC Units from the Continuing Equity Owners triggered a tax basis increase subject to the provisions of the TRA. On September 23, 2021, the date of the purchase, the Company recognized (i) a deferred tax asset in the amount of $4.4 million, (ii) a corresponding estimated liability of $3.9 million representing 85% of the projected tax benefits to the TRA Owners, and (iii) $0.5 million of additional paid-in capital.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes or claims. In addition, the Company is regularly audited by various tax authorities. Although the Company cannot predict with assurance the outcome of any litigation or audit, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company’s financial condition, results of operations or cash flows.

On August 26, 2021, Plaintiff Anna Lerman filed a complaint against the Company in California Superior Court for Ventura County. The complaint alleges, on behalf of a putative class, that the Company recorded telephone calls between the Company’s customers and its customer service representatives without the customers’ consent, in violation of the California Invasion of Privacy Act Sections 631 and
632.7. The plaintiff seeks statutory damages, injunctive relief, attorneys’ fees and costs, and other unspecified damages. The Company has obtained an extension of time to file a response and the time to file such response has not yet passed. The Company believes these claims have no merit, and intends to vigorously defend against this lawsuit. Accordingly, an accrual for any potential liability has not been recorded. There can be no assurance regarding its ultimate outcome.

Non-Income Related Taxes

The Company collects and remits sales and use taxes in a variety of jurisdictions across the US. The amounts payable to relevant sales and use tax authorities are accrued in the period incurred and presented on the balance sheet as a component of accrued expenses and other current liabilities.

Purchase Obligations

From time to time in the normal course of business, the Company will enter into agreements with suppliers or service providers. As of September 30, 2021, unconditional future minimum payments under agreements to purchase services primarily related to software maintenance and marketing and advertising spending in a total aggregated amount of $2.5 million, payable as follows: $1.0 million, $1.3 million, $0.1 million, and $0.1 million during the three months ending December 31, 2021 and the years ending December 31, 2022, 2023, and 2024, respectively.

Capital Commitments

The Company may enter into commitments to expand various locations, which generally include design, store construction and improvements. As of September 30, 2021, these commitments totaled $0.6 million related to the opening of new locations.

Letter of Credit

As of September 30, 2021, the Company has an unused letter of credit in the amount of $0.2 million, which was issued in lieu of a security deposit at one of its showroom locations. The certificate of deposit used to secure this letter of credit is recorded as restricted cash on the Company’s condensed consolidated balance sheets.

401K Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code, which provides for voluntary contributions from the Company and its employees. Contributions from the Company were $0.1 million and $0.1 million, for the three months ended September 30, 2021 and 2020, respectively; and $0.4 million and $0.3 million, for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 12. SUBSEQUENT EVENTS

On November 2, 2021, the Board of Directors authorized the grant of approximately 1.3 million RSUs with a fair value of $13.32 per unit with a four year vesting period.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our final prospectus, dated September 22, 2021, filed with the Securities and Exchange Commission ("SEC"), in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on September 24, 2021 (the "Prospectus") in connection with our initial public offering, ("IPO"). The following discussion and analysis reflects the historical results of operations and financial position of Brilliant Earth, LLC prior to the Reorganization Transactions (as defined below) on September 22, 2021 and that of Brilliant Earth Group, Inc. and its consolidated subsidiary, Brilliant Earth, LLC, following the completion of the Reorganization Transactions. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements.

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:

•“we,” “us,” “our,” the “Company,” “Brilliant Earth,” and similar references refer: (1) following the consummation of the Transactions, including the IPO, to Brilliant Earth Group, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including Brilliant Earth, LLC, and (2) prior to the completion of the Transactions, including the IPO, to Brilliant Earth, LLC.
•“Brilliant Earth LLC Agreement” refers to Brilliant Earth, LLC’s amended and restated limited liability company agreement, which became effective prior to the consummation of the IPO.
•“CAGR” refers to compound annual growth rate.
•“Continuing Equity Owners” refers collectively to holders of LLC Interests and our Class B common stock and Class C common stock immediately following consummation of the Transactions, including our Founders and Mainsail, who may, exchange at each of their respective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock or Class C common stock (and such shares shall be immediately cancelled)), as applicable, for, at our election (determined solely by our independent directors (within the meaning of the Nasdaq rules) who are disinterested), cash or newly-issued shares of our Class A common stock or Class D common stock, as applicable.
•“Founders” refers to Beth Gerstein, our Co-Founder and Chief Executive Officer, Eric Grossberg, our Co-Founder and Executive Chairman, and Just Rocks (as defined below).
•“Just Rocks” refers to Just Rocks, Inc., a Delaware corporation, which is jointly owned and controlled by our Founders.
•“LLC Interests” or "LLC Units" refers to the common units of Brilliant Earth, LLC, including those that we purchase with the net proceeds from the IPO.

•“Original Equity Owners” refers to the owners of LLC Interests in Brilliant Earth, LLC prior to the consummation of the Transactions, collectively, which include Mainsail, Just Rocks, and certain executive officers and employees.
•“Mainsail” refers to Mainsail Partners III, L.P., our sponsor and a Delaware limited partnership, and certain funds affiliated with Mainsail Partners III, L.P., including Mainsail Incentive Program, LLC, and Mainsail Co-Investors III, L.P.
•“Transactions” refers to the organizational transactions and the IPO, and the application of the net proceeds therefrom.
•“TRA” refers to the Tax Receivable Agreement with Brilliant Earth, LLC and the Continuing Equity Owners that will provide for the payment by Brilliant Earth Group, Inc. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Brilliant Earth Group, Inc. actually realizes (or in some circumstances is deemed to realize) related to certain tax basis adjustments and payments made under the TRA.

Company Overview

Brilliant Earth is an innovative, digital-first jewelry company, and a global leader in ethically sourced fine jewelry. We offer exclusive designs with superior craftsmanship and supply chain transparency, delivered to customers through a highly personalized omnichannel experience.

Our mission is to create a more transparent, sustainable, and compassionate jewelry industry, and we are proud to offer customers distinctive and thoughtfully designed products that they can truly feel good about wearing. Our core values resonate strongly across many demographics and particularly with values-driven Millennial and Gen Z consumers.

Our extensive collection of premium-quality diamond engagement and wedding rings, gemstone rings, and fine jewelry is conceptualized by our leading in-house design studio and then brought to life by expert jewelers. From our award-winning jewelry designs to our responsibly sourced materials, at Brilliant Earth we aspire to exceptional standards in everything we do.

We were founded in 2005 as an e-commerce company with an ambitious mission and a single showroom in San Francisco. We have rapidly scaled our business while remaining focused on our mission and elevating the omnichannel customer experience. Through our intuitive digital commerce platform and personalized individual appointments in our showrooms, we cater to the shopping preferences of tech-savvy next-generation consumers. We create an educational, joyful, and approachable experience that is unique in the jewelry industry. As of September 30, 2021, Brilliant Earth has sold to consumers in all U.S. states and over 50 countries, and has served over 370,000 customers through our e-commerce platform and 14 showrooms.

Throughout our history, we have invested in technology to create a seamless customer experience, inform our data-driven decision- making, improve efficiencies, and advance our mission. Our technology enables dynamic product visualization, augmented reality try-on, blockchain-enabled transparency, and rapid fulfillment of our flagship Create Your Own product. We leverage powerful data capabilities to improve our marketing and operational efficiencies, personalize the customer experience, curate showroom inventory and merchandising, inform real estate decisions, and develop new product designs that reflect consumer preferences. We believe the Brilliant Earth digital experience drives higher satisfaction, engagement, and conversion both online and in-showroom.

We have achieved strong financial performance and rapid growth since our founding with minimal outside funding, and believe we are in the early stages of realizing our potential in a massive market opportunity:

Below is a summary of our performance for the three months ended September 30, 2021:

•Net sales of $95.2 million, up 33.3% from $71.4 million for the three months ended September 30, 2020;
•Net income of $4.0 million, down 50.7% from $8.0 million for the three months ended September 30, 2020;
•Net income margin of 4.2%, compared to 11.3% for the three months ended September 30, 2020;
•Adjusted EBITDA of $13.6 million, up 42.3% from $9.5 million for the three months ended September 30, 2020; and
•Adjusted EBITDA margin of 14.2%, compared to 13.3% for the three months ended September 30, 2020.

Below is a summary of our performance for the nine months ended September 30, 2021:

•Net sales to $258.3 million, up 58.3% from $163.2 million for the nine months ended September 30, 2020;
•Net income of $14.8 million, up 80.6% from $8.2 million for the nine months ended September 30, 2020;
•Net income margin of 5.7%, compared to 5.0% for the nine months ended September 30, 2020;
•Adjusted EBITDA of $34.6 million, up 175.8% from $12.5 million for the nine months ended September 30, 2020; and
•Adjusted EBITDA margin of 13.4%, compared to 7.7% for the nine months ended September 30, 2020.

We operate in one operating and reporting segment, the retail sale of diamonds, gemstones, and jewelry.

Initial Public Offering and Purchase of LLC Interests

On September 27, 2021, we completed our IPO of 9,583,332 shares of our Class A common stock at an offering price of $12.00 per share, (excluding the underwriting discount), including 1,249,999 shares of Class A common stock issued pursuant to the underwriters' over-allotment option. We received $101.9 million in proceeds after a deduction for underwriting discounts and offering costs totaling $13.1 million.

The net proceeds were used to purchase 8,333,333 newly-issued LLC Units from Brilliant Earth, LLC and 1,249,999 LLC Units in the form of a redemption from the Continuing Equity Owners at a price per unit equal to the IPO price of $11.22 per share after deducting the underwriting discount, which represents a 10.1% economic interest in Brilliant Earth, LLC, our consolidated subsidiary, as of September 30, 2021.

Conversion of Class F, P and M Units at Time of IPO

At the time of the IPO, the existing limited liability company agreement of Brilliant Earth, LLC was amended and restated, to, among other things, recapitalize all existing Class F, P and M Units in Brilliant Earth, LLC into 86,297,284 common LLC Units after applying a conversion ratio of 1.8588 with a further adjustment for a distribution threshold related to the M Units (which impacted their allocation of value so the economic effect of the exchange was a like-for-like value); the net conversion ratio was 1.8942, 1.9080 and 1.7735 for the F Units, P Units and M Units, respectively. The number of Class F, P and M Units presented in these condensed consolidated financial statements for periods prior to the IPO have been retroactively adjusted to reflect the conversion ratio similar to the presentation of a stock-split.

Summary of Restructuring, Offering and Other Transactions Completed in Connection with the IPO

In connection with the IPO, Brilliant Earth Group, Inc. and Brilliant Earth, LLC completed a series of transactions that comprise of reorganization, offering and other financing transactions.

The following summarizes the reorganization transactions which occurred as of the date of IPO (the "Reorganization Transactions"):

•Amended and restated the existing limited liability company agreement of Brilliant Earth, LLC, effective prior to the IPO, to, among other things, (1) recapitalize all existing ownership interests in Brilliant Earth, LLC into 86,297,284 LLC Units after applying a conversion ratio of 1.8588, (2) appoint Brilliant Earth Group, Inc. as the sole managing member of Brilliant Earth, LLC, upon its acquisition of LLC Units in connection with the IPO, and (3) provide certain redemption rights to the Continuing Equity Owners.

•Amended and restated Brilliant Earth Group, Inc.’s certificate of incorporation to, among other things, provide for four classes of common stock defined as Class A common stock, Class B common stock, Class C common stock and Class D common stock.

•Issued 36,064,421 shares of Class B common stock (prior to the redemption of 522,386 shares pursuant to the exercise of underwriters’ overallotment options discussed below) to the Continuing Equity Owners, excluding the Founders, which is equal to the number of LLC Units held by such Continuing Equity Owners excluding the Founders, for nominal consideration.

•Issued 50,232,863 shares of Class C common stock (prior to the redemption of 727,613 shares pursuant to the exercise of underwriters’ overallotment options discussed below) to the Founders which is equal to the number of LLC Units held by such Founders, for nominal consideration.

•Entered into a TRA with Brilliant Earth, LLC and the Continuing Equity Owners that will provide for the payment by Brilliant Earth Group, Inc. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Brilliant Earth Group, Inc. actually realizes (or in some circumstances is deemed to realize) related to certain tax basis adjustments and payments made under the TRA.

The organization agreements include a provision for the Continuing Equity Owners, subject to certain exceptions from time to time at each of their option, to require Brilliant Earth, LLC to redeem all or a portion of their LLC Units in exchange for, at the Company’s election, newly-issued shares of Class A common stock or Class D common stock, as applicable, on a one-for-one basis, or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each LLC Interest so redeemed, in each case, in accordance with the terms of the Brilliant Earth LLC Agreement.

The following summarizes the IPO and other Transactions:

•Issued 9,583,332 shares of Class A common stock, including 1,249,999 share of Class A common stock from the exercise of the underwriters' overallotment option, in exchange for net proceeds of approximately $101.9 million at $12.00 per share, less underwriting discount and offering expenses.

•Used net proceeds from the offering to purchase 8,333,333 newly issued LLC Units for approximately $93.5 million directly from Brilliant Earth, LLC at a price per unit equal to the initial public offering price per share of Class A common stock less underwriting discount.

•Used net proceeds from the exercise of the underwriters’ overallotment option to purchase an additional 1,249,999 LLC Units from each of the Continuing Equity Owners in the form of a redemption on a pro rata basis for $14.0 million in aggregate at a price per unit equal to the initial public offering price per share of Class A common stock less the underwriting discount; this purchase of LLC Interests resulted in an obligation under the TRA, including the related set-up of deferred tax assets on the TRA and on the temporary basis difference associated with this purchase.

•Corresponding cancellation of a total of 1,249,999 shares of Class B common stock and Class C common stock resulting from the purchase of 1,249,999 LLC Units from the Continuing Equity Owners.

•Exercise of warrants on Class P Units with a carrying value of $6.4 million as of September 22, 2021 (after the mark-to-market adjustment as of the date of exercise) into 534,589 newly issued LLC Units on a net settlement basis, elected at the option of the holder.

Key Factors Affecting Our Performance

Our Ability to Increase Brand Awareness

Increasing brand awareness and growing favorable brand equity have been and remain key to our growth. We have a significant opportunity to continue to grow our brand awareness, broaden our customer reach, and maximize lifetime value through brand and performance marketing. We have made significant investments to strengthen the Brilliant Earth brand through our dynamic marketing strategy, which includes brand marketing campaigns across email, digital, social media, earned media, and media placements and with key influencers. Based on a recent survey, our aided brand awareness was 54% with significant room to increase in the U.S. and internationally through marketing and earned media, showroom expansion, and word-of-mouth referrals. In order to compete effectively and increase our share of the jewelry market, we must maintain our strong customer experience, produce compelling products, and continue our mission of creating a more transparent, sustainable, and compassionate jewelry industry. Our performance will also depend on our ability to increase the number of consumers aware of Brilliant Earth and our product assortment. We believe our brand strength will enable us to continue to expand across categories and channels, to deepen relationships with consumers, and to expand our presence in U.S. and international markets.

Cost-Effective Acquisition of New Customers and Retention of Existing Customers.

We have historically had attractive customer acquisition economics, including substantial first order profitability. To continue to grow our business, we must continue to acquire new customers and retain existing customers in a cost-effective manner. The success of our customer acquisition strategy depends on a number of factors, including the level and pattern of consumer spending in the product categories in which we operate, and our ability to cost-effectively drive traffic to our website and showrooms and to convert these visitors to customers. With our strong brand resonance and passionate customer base, we generate significant earned and organic traffic, impressions, and media placements. We continually evolve our dynamic marketing strategies, optimizing our messaging, creative assets, and spending across channels. We also believe our expanded fine jewelry assortment and strategic customer acquisition will continue to drive fine jewelry orders from new customers and repeat orders from existing customers.

Our Ability to Continue Expansion of our Omnichannel Strategy

Our ability to expand our omnichannel presence to new markets and locations is key to our success. Historically, we have been successful in every new geographic market we have entered, and we are in the early stages of expanding our premium showroom footprint nationwide. We intend to continue leveraging our marketing strategy and growing brand awareness to drive increased qualified consumer traffic to and sales from our website and premium showrooms.

We believe expanding our number of showrooms will drive accelerated growth by increasing our average order value ("AOV") compared to e-commerce orders, improving conversion in the showrooms’ metro regions by 50% or more compared to pre-opening conversion, and raising our brand awareness. As of September 30, 2021, we have 14 showroom locations. We intend to strategically open showrooms in the future, and we believe we can achieve near-national showroom coverage with under 100 locations. We rely on this highly efficient showroom model to complement our digital strategy and to continue to drive growth and profitability.

Our Ability to Successfully Introduce New Products

Product expansion allows us significant opportunity to drive new and repeat purchases by expanding purchase occasions beyond engagement and bridal. We intend to leverage our in-house design capabilities and nimble data-driven product development to expand product assortment for special occasions and self-purchase. In addition, we will have more opportunity to enhance and leverage our CRM and data-segmentation capabilities to increase repeat purchases and lifetime value. We have consistently invested in technology to create a seamless customer experience, including dynamic visualization, augmented reality try-on, and automated, rapid fulfillment, and we intend to continue investing in technology to enhance the digital and showroom experience and help drive conversion. Expanding affiliations and brand collaborations will also broaden our existing assortment, reinforce our brand ethos, and feature like-minded designers, which will help to drive both new and repeat purchases.

International Expansion

We are in the early stages of expanding globally, and a larger geographic footprint will help drive future growth. Our early proof-points from localizing our website for Canada, Australia, and the United Kingdom, and our sales to customers from over 50 countries, provide encouraging signs for future global expansion. We see strong potential in launching e-commerce in new overseas markets, particularly in Asia, and new showrooms in countries where we have already established a localized digital presence.

We plan to drive brand awareness through localized marketing channels and expect our data-driven technology platform to continue providing insights for product recommendations and inventory management.

Operational and Marketing Efficiency

We have a unique, asset-light operating model with attractive working capital dynamics, capital-efficient showrooms, and a vast virtual inventory of premium natural and lab-grown diamonds that allows us to offer over 100,000 diamonds with significant value, while keeping our balance sheet inventory low. This has driven attractive inventory turns and allows us to operate with negative working capital, which we define as our current assets less cash minus our current liabilities. Our showroom strategy avoids the inefficiencies of traditional, retail-first jewelers. Our showrooms are appointment-driven with large catchment regions, so we are less reliant on expensive high foot traffic retail locations. We also curate showroom inventory for scheduled visits and require minimal inventory in each location. Our tech-enabled jewelry specialist team supports online customers when not in appointment, maximizing workforce utilization. As we continue to scale our business, our future success is dependent on maintaining this capital efficient operating model and driving continued operational improvement as we expand to new locations both in the U.S. and internationally.

Costs of Operating as a Public Company

We anticipate that the costs of operating as a public company will be significant as we are now subject to the reporting, listing, and compliance requirements of various governing bodies and applicable securities laws and regulations that we were previously not subjected to as a privately-held company. These costs have been rapidly increasing over time, and we expect these rules and regulations to increase our legal, financial, and technology compliance costs, and to make some activities more difficult, time-consuming, and costly. Remaining compliant and satisfying our obligations as a public company, while maintaining forecasted gross margins and operating results, and attracting and retaining qualified persons to serve on our board of directors, our board committees, or as our executive officers will be critical to our future success.

Macroeconomic Trends

We believe we are well-positioned at the intersection of key macro-level trends impacting our industry. Consumers are increasingly becoming more conscious of the products they purchase, seeking brands that stand for sustainability, supply chain transparency, and social and environmental responsibility. This has contributed to our strong brand affinity and loyalty, and further differentiates us from our competitors. Consumers are increasingly favoring seamless omnichannel shopping experiences, and we believe our model is well-suited to satisfy these consumer preferences. Changes in macro-level consumer spending trends, including as a result of the COVID-19 pandemic, could result in fluctuations in our operating results.

Effects of COVID-19 on Our Business

As a result of the COVID-19 pandemic and the recommendations of government and health authorities, our showrooms closed to the public beginning in March 2020, but we continued to fulfill orders. We began reopening our showrooms to the public in May 2020 and, by June 2020, had re-opened all our showrooms to the public. While we expect to be able to continue operations for the duration of the pandemic, our operations were and are still subject to local or regional public health orders, including temporary government-mandated closures, which may impact our showrooms or other operations. The COVID-19 pandemic also has disrupted our global supply chain, and may cause additional disruptions to operations, including increased costs of production and distribution and longer fulfillment times. For example, we faced production capacity issues in crafting sufficient quantities of certain products in 2020 due to government shutdowns, as well as disruption in jewelry manufacturing and sourcing of diamonds and gemstones, which could continue into 2022 due to the pandemic.

The duration and magnitude of its future impact on the jewelry industry, and on our operations and supply chain, remains unknown and depends on factors outside of our control, including the duration and intensity of the pandemic (including that of any COVID-19 variants), the availability and efficacy of treatments and vaccines, and the impact of the pandemic on financial markets, industry supply chains and consumer behavior. Thus, the potential impact of these factors on our future liquidity, financial condition, and results of operations cannot be estimated.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act includes many measures to provide relief to companies. We obtained a U.S. Small Business Administration Paycheck Protection Program Loan (“PPP Loan”) under the CARES Act, which was fully repaid in December 2020. See “— Liquidity and Capital Resources.”

We do not yet know the full extent of the impacts of the COVID-19 pandemic on our business, our operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations. See “Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic has had, and may in the future continue to have, a material adverse impact on our business.”

Key Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

The following table sets forth our key performance indicators for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
Total Orders	28,855	22,259	6,596	29.6%	78,733	52,004	26,729	51.4%
AOV	$3,301	$3,210	$91	2.8%	$3,280	$3,138	$142	4.5%

Total Orders

We define total orders as the total number of customer orders delivered less total orders returned in a given period (excluding those repair, resize, and other orders which have no revenue). We view total orders as a key indicator of the velocity of our business and an indication of the desirability of our products to our customers. Total orders, together with AOV, is an indicator of the net sales we expect to recognize in a given period. Total orders may fluctuate based on the number of visitors to our website and showrooms, and our ability to convert these visitors to customers. We believe that total orders is a measure that is useful to investors and management in understanding our ongoing operations and in an analysis of ongoing operating trends.

Average Order Value

We define average order value, or AOV, as net sales in a given period divided by total orders in that period. We believe that AOV is a measure that is useful to investors and management in understanding our ongoing operations and in an analysis of ongoing operating trends. AOV varies depending on the product type and number of items per order. AOV may also fluctuate as we expand into and increase our presence in additional product categories and price points, and open additional showrooms.

Components of Results of Operations

Net Sales

Our sales are recorded net of estimated sales returns and allowances and sales taxes collected from customers. Our net sales primarily consist of revenue from diamond, jewelry, and gemstone retail sales through our website and dedicated jewelry specialists via chat, phone, email, virtual appointment, or in our showrooms. Our net sales are derived primarily in the U.S., but we also sell products to customers outside the U.S. Our website platform allows us to sell to a worldwide customer base, even in markets where we do not have a physical presence. Payment for all our sales occurs prior to fulfillment. Customers pick up the items in our showrooms, or we deliver purchases to customers, with delivery typically within one to two business days after shipment. We recognize revenue upon pick-up or delivery if an order is shipped. We also offer third-party financing options.

We allow for certain returns within 30 days of when an order is available for shipment or pickup. We also provide one complimentary resizing for standard ring styles within 60 days of when an order is available for shipment or pickup, a lifetime manufacturing warranty (except on estate and vintage jewelry and center diamonds/gemstones), and a lifetime diamond upgrade program on all independently- graded natural diamonds. For an additional charge, we offer a three-year extended warranty service plan, which provides full inspection, cleaning, and certain repairs due to normal wear.

Revenue is deferred on transactions where payment has been received from the customer, but control has not yet transferred. Revenue related to customer purchases of our three-year extended service plan is deferred and recognized ratably over the service plan term.

Cost of Sales

Cost of sales consists primarily of merchandise costs for the purchase of diamonds and gemstones from our global base of diamond and gemstone suppliers, and the cost of jewelry production from our third-party jewelry manufacturing suppliers. Cost of sales includes merchandise costs, inbound freight charges, and costs of shipping orders to customers. Our cost of sales includes reserves for disposal of obsolete, slow-moving or defective items, and shrinkage, which we estimate and record on a periodic basis.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expenses consist primarily of marketing, advertising, and promotional expenses; payroll and related benefit costs for our employees, including equity-based compensation expense; merchant processing fees; certain facility-related costs; customer service; technology; and depreciation and amortization expenses, as well as professional fees, other general corporate expenses, and charitable donations. We expect that our 2021 SG&A expenses will increase as we scale our business and incur incremental costs for personnel and professional services fees related to preparation for becoming, and operating as, a public company. This includes, but is not limited to, regulatory and compliance costs applicable to listed public companies, and higher expenditures for insurance, technology and professional services. We have also incurred expenses in connection with establishing and funding the Brilliant Earth Foundation, a donor advised fund, to support our charitable giving efforts.

Results of Operations Data
The results of operations data in the following tables for the periods presented have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Comparison of Three Months Ended September 30, 2021 and 2020

The following table sets forth our statements of operations for the three months ended September 30, 2021 and 2020, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended September 30,
	2021		2020		Period change
	Amount	Percent	Amount	Percent	Amount	Percent
Condensed consolidated statements of operations data:
Net sales	$95,239	100.0%	$71,445	100.0%	$23,794	33.3%
Cost of sales	47,224	49.6%	40,599	56.8%	6,625	16.3%
Gross profit	48,015	50.4%	30,846	43.2%	17,169	55.7%
Operating expenses:
Selling, general and administrative	38,147	40.1%	21,532	30.1%	16,615	77.2%
Income from operations	9,868	10.4%	9,314	13.0%	554	5.9%
Interest expense	(1,912)	(2.0)%	(1,214)	(1.7)%	(698)	57.5%
Other expense, net	(3,971)	(4.2)%	(59)	(0.1)%	(3,912)	*nm
Net income before tax	3,985	4.2%	8,041	11.3%	(4,056)	(50.4)%
Income tax (expense) benefit	(23)	—%	—	—%	(23)	*nm
Net income	3,962	4.2%	8,041	11.3%	(4,079)	(50.7)%
Net income allocable to non-controlling interest	3,896	4.1%
Net income allocable to Brilliant Earth Group, Inc.	$66	0.1%

Amounts may not sum due to rounding
*nm - Not meaningful

Net Sales

Net sales for the three months ended September 30, 2021 increased by $23.8 million, or 33.3%, compared to the three months ended September 30, 2020. We experienced increases in net sales across our products, and in both domestic and international markets, primarily driven by a 29.6% increase in order volumes due to:
•continued efficiency of our customer acquisition and conversion activities;
•an increase in orders driven by our showrooms and website; and
•additional orders from our new virtual sales appointment offering (second quarter of 2020), as well as the opening of new showrooms in Atlanta (fourth quarter of 2020), Seattle (second quarter of 2021), Portland, Austin, Dallas and New York (third quarter of 2021).

Net sales also increased due to an increase in AOV on a period-over-period basis. AOV for the three months ended September 30, 2021 was 2.8% higher compared to the three months ended September 30, 2020.

Gross Profit

Gross profit for the three months ended September 30, 2021 increased by $17.2 million, or 55.7%, compared to the three months ended September 30, 2020. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 720 basis points for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily driven by our premium brand positioning, enhancements to our pricing engine, procurement efficiencies and higher costs in the prior period due to temporary COVID-related changes to supplier mix and shipping methods and average gold spot prices decreasing by 6% during the period. The margin improvements were partially offset by average platinum spot prices increasing by 11% during the period.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2021 increased by $16.6 million, or 77.2%. G&A expenses as a percentage of net sales increased by 9.9% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in SG&A expenses as a percentage of sales was driven by an increase in other general and administrative expenses, marketing expenses and employment expenses, which increased by 3.9%, 3.6% and 2.6%, respectively, as a percentage of sales from the three months ended September 30, 2020 to the three months ended September 30, 2021. The increase in other general and administrative expenses as a percentage of sales was principally driven by new showroom pre-opening costs, a contribution to fund the Brilliant Earth Foundation and new corporate expenses in preparation for and support of our operations as a public company. The increase in marketing expenses as a percentage of sales was driven by increased investments in marketing and advertising to increase brand awareness and support strategic growth initiatives. The increase in employment expenses as a percentage of sales was principally driven by the addition of corporate and showroom staff.

The Company granted new RSUs and stock options in conjunction with the IPO and granted additional RSUs subsequent to quarter-end. Future financial results will reflect equity-based compensation that is likely to be higher than what is reflected in the current quarter's financial results.

Interest Expense

Interest expense for the three months ended September 30, 2021 increased by $0.7 million, or 57.5%, primarily due to an increase in the gross principal balance in our debt financing from $35.0 million to $65.0 million in the fourth quarter of 2020.

Other Expense, net

Other expense, net for the three months ended September 30, 2021 increased by $3.9 million due to a $3.9 million increase in the fair market value of warrants.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table sets forth our statements of operations for the nine months ended September 30, 2021 and 2020, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Nine months ended September 30,
	2021		2020		Period change
	Amount	Percent	Amount	Percent	Amount	Percent
Condensed consolidated statements of operations data:
Net sales	$258,283	100.0%	$163,209	100.0%	$95,074	58.3%
Cost of sales	133,148	51.6%	92,569	56.7%	40,579	43.8%
Gross profit	125,135	48.4%	70,640	43.3%	54,495	77.1%
Operating expenses:
Selling, general and administrative	97,961	37.9%	58,735	36.0%	39,226	66.8%
Income from operations	27,174	10.5%	11,905	7.3%	15,269	128.3%
Interest expense	(5,786)	(2.2)%	(3,607)	(2.2)%	(2,179)	60.4%
Other expense, net	(6,518)	(2.5)%	(75)	—%	(6,443)	*nm
Net income before tax	14,870	5.8%	8,223	5.0%	6,647	80.8%
Income tax (expense) benefit	(23)	—%	—	—%	(23)	*nm
Net income	14,847	5.7%	8,223	5.0%	6,624	80.6%
Net income allocable to non-controlling interest	14,781	5.7%
Net income allocable to Brilliant Earth Group, Inc.	$66	—%

Amounts may not sum due to rounding
*nm - Not meaningful

Net Sales

Net sales for the nine months ended September 30, 2021 increased by $95.1 million, or 58.3%, compared to the nine months ended September 30, 2020. We experienced increases in net sales across our products, and in both domestic and international markets, primarily driven by a 51.4% increase in order volumes due to:
•an increase in consumer spending in during the nine months ended September 30, 2021 in comparison to the nine months ended September 30, 2020, which was significantly impacted by COVID-19;
•continued efficiency of our customer acquisition and conversion activities;
•an increase in orders driven by our showrooms and website; and
•additional orders from our new virtual sales appointment offering (launched in the second quarter of 2020), as well as the opening of new showrooms in Atlanta (fourth quarter of 2020), Seattle (second quarter of 2021), Portland, Austin, Dallas and New York (third quarter of 2021).

Net sales also increased due to an increase in AOV on a period-over-period basis. AOV for the nine months ended September 30, 2021 was 4.5% higher compared to the nine months ended September 30, 2020.

Gross Profit

Gross profit for the nine months ended September 30, 2021 increased by $54.5 million, or 77.1%, compared to the nine months ended September 30, 2020. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 517 basis points for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 driven by our premium brand positioning, enhancements to our pricing engine and procurement efficiencies and higher costs in the prior period due to temporary COVID-related changes to our supplier mix and shipping methods. These improvements were partially offset by higher precious metals prices, as evidenced by average gold and platinum spot prices increasing by approximately 4% and 30%, respectively, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2021 increased by $39.2 million, or 66.8%. As a percentage of net sales, SG&A expenses increased by 1.9% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily driven by an increase in other general and administrative costs, which increased as a percentage of net sales by 2.3% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021, principally due to new corporate expenses in preparation for and in support of our operations as a public company, higher showroom pre-opening expenses and funding of the Brilliant Earth Foundation in the nine months ended September 30, 2021. These increases were partially offset by a decrease in marketing expenses which as a percentage of net sales, represented a decrease of approximately 0.3% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The decline was largely attributable to improved efficiency of our customer acquisition and conversion activities.

Interest Expense

Interest expense for the nine months ended September 30, 2021 increased by $2.2 million, or 60.4%, primarily due to an increase in the gross principal balance in our debt financing from $35.0 million to $65.0 million in the fourth quarter of 2020.

Other Expense, net

Other expense, net for the nine months ended September 30, 2021 increased by $6.4 million primarily due to a $6.3 million increase in the fair market value of warrants before exercise upon the IPO.

Seasonality

Our business is seasonal in nature, with the fourth quarter representing approximately 30% of annual net sales over the three-year period ended December 31, 2019 and a higher percentage of annual net income. During the year ended December 31, 2020, our typical seasonal patterns were significantly impacted by the COVID-19 pandemic, although we anticipate some reversion to historical seasonal patterns as the pandemic eases. Additionally, the rapid growth we experienced in recent years may have masked the full effects of seasonal factors on our business to date, and as such, seasonality may have a greater effect on our results of operations in future periods.

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance and liquidity, as applicable.

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP financial measures provide users of our financial information with additional useful information in evaluating our performance and liquidity, as applicable, and to more readily compare these financial measures between past and future periods. There are limitations to the use of the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are included in this Quarterly Report on Form 10-Q because they are non-GAAP financial measures used by management and our board of directors to assess our financial performance. We define Adjusted EBITDA as net income excluding interest expense, income taxes, depreciation and amortization expense, equity-based compensation expense, showroom pre-opening expense, certain non-operating expenses and income, and other unusual and/or infrequent costs, which we do not consider in our evaluation of ongoing operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA calculated as a percentage of net sales. These non-GAAP financial measures provide users of our financial information with useful information in evaluating our operating performance and exclude certain items from net income that may vary substantially in frequency and magnitude from period to period. These non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis.

Reconciliations of each of Adjusted EBITDA and Adjusted EBITDA margin to its most directly comparable GAAP financial measure, net income and net income margin, are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items, and may include other expenses, costs and non-recurring items.

The following table presents a reconciliation of net income and net income margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$3,962	$8,041	$14,847	$8,223
Interest expense	1,912	1,214	5,786	3,607
Income tax expense	23	—	23	—
Depreciation and amortization expense	215	150	536	489
Showroom pre-opening expense	1,517	60	2,198	115
Equity-based compensation expense	684	7	872	21
Other expense, net (1)	3,971	59	6,518	75
Transaction costs and other expense (2)	1,281	—	3,776	—
Adjusted EBITDA	$13,565	$9,531	$34,556	$12,530
Net income margin	4.2%	11.3%	5.7%	5.0%
Adjusted EBITDA margin	14.2%	13.3%	13.4%	7.7%
(1) Other expense, net for the three and nine months ended September 30, 2021 consisted primarily of the change in fair value of the warrant liability necessary to mark our warrants to fair market value. Please see Note 8, Stockholders' and Members' Equity in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information. Additionally, these expenses for all periods presented include losses on exchange rates on consumer payments, partially offset by interest and other miscellaneous income.
(2) These expenses are those that we did not incur in the normal course of business. They include expenses related to professional fees in connection with the evaluation and preparation for operations as a public company, a charitable donation and one-time costs associated with the opening of a new operations facility.

Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to LLC members, debt service, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, and borrowings under our Term Loan. We have historically had negative working capital driven by our high inventory turns and typical collection of payment from customers prior to payment of suppliers. As of September 30, 2021, we had a cash balance, excluding restricted cash, of $161.1 million, working capital, excluding cash, of ($50.7) million, and a Term Loan with a principal balance of $65.0 million, excluding unamortized debt issuance costs of $1.8 million.

We lease our showrooms and headquarters office space under operating leases pursuant to which $0.7 million is due in the three months ending December 31, 2021. Total future lease payments as of September 30, 2021 are $25.0 million.

In the nine months ended September 30, 2021, the Company declared and paid $21.4 million of distributions to, or on behalf of, members associated with their estimated income tax obligations. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

Notwithstanding our obligations under the TRA discussed below, we believe that our current sources of liquidity, which include cash, and net cash provided by operating activities, will be sufficient to meet our projected operating, debt service, and tax distribution requirements for at least the next 12 months. We have capital commitments of $0.6 million related to the opening of new locations as of September 30, 2021, and we have no principal repayments due in 2021, $30.8 million of principal repayments due in 2022, and $34.2 million of principal due in 2023 on our Term Loan. As further described below, we have an additional final payment of $3.2 million due in 2023 on our Term Loan.

Additional future liquidity needs may include public company costs, payments under the TRA, and state and federal taxes to the extent not sheltered by our deferred income tax assets, including those arising as a result of purchases or exchanges of common units for Class A and Class D common stock. Although the actual timing and amount of any payments that may be made under the TRA will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners will be significant. Any payments made by us to the Continuing Equity Owners under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Brilliant Earth, LLC, and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore may accelerate payments due under the TRA.

To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, such as attempts to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. We cannot ensure that we could obtain refinancing or additional financing on favorable terms or at all.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine months ended September 30,
	2021	2020
Net cash provided by operating activities	$33,821	$15,190
Net cash used in investing activities	(4,385)	(529)
Net cash provided by financing activities	65,382	2,657
Net increase in cash, cash equivalents and restricted cash	94,818	17,318
Cash, cash equivalents and restricted cash at beginning of period	66,474	40,598
Cash, cash equivalents and restricted cash at end of period	$161,292	$57,916

Operating Activities

Net cash provided by operating activities was $33.8 million for the nine months ended September 30, 2021, consisting of $14.8 million in net income adjusted for $9.0 million in non-cash expense addbacks, primarily composed of the change in fair value of warrants, amortization of debt issuance costs, equity based compensation, depreciation and amortization of debt issuance costs, plus a $9.9 million increase from changes in assets and liabilities related to operating activities. The change in assets and liabilities related to operating activities, which is the result of our revenue growth, primarily reflects a $16.7 million increase in deferred revenue, accounts payable, accrued expenses and other current liabilities and deferred rent, and a decrease in prepaid expenses and other current assets, offset by $6.8 million increase in inventory and other assets.

Net cash provided by operating activities was $15.2 million for the nine months ended September 30, 2020, consisting of a net income of $8.2 million adjusted for $1.4 million in non-cash addbacks, plus a $5.6 million increase from changes in assets and liabilities related to operating activities. The change in assets and liabilities related to operating activities primarily reflects a $9.8 million increase resulting from an increase in deferred revenue, accounts payable and accrued expenses and other current liabilities and a decrease in prepaid expenses and other current assets and other assets, offset by a $4.2 million decrease principally resulting from an increase in inventory and a decrease in deferred rent.

Investing Activities

Net cash used in investing activities was $4.4 million for the nine months ended September 30, 2021, which primarily consisted of purchases of property and equipment related to new facilities leased during the nine months ended September 30, 2021.

We had limited investing activities for the nine months ended September 30, 2020 due to a curtailing of capital spending during the COVID-19 pandemic.

Following the adoption of ASC 842, Leases, which we plan to adopt on January 1, 2022, our balance sheet will reflect the capitalization of the present value of future lease costs for showrooms and our office facilities as right-of-use assets and lease liabilities, which are currently presented as SG&A expenses as rents become due.

Financing Activities

Net cash provided by financing activities was $65.4 million for the nine months ended September 30, 2021. We received net proceeds of $101.9 million, after deducting underwriting discounts and offering costs from the IPO. This was partially offset by $14.0 million paid to continuing equity owners for the redemption of LLC Units, $21.4 million paid to members for tax distributions and $1.1 million of offering costs that were paid in connection with the IPO.

During the nine months ended September 30, 2020, we obtained a PPP Loan for $2.7 million.

Term Loan Agreement

On September 30, 2019, we entered into a Loan and Security Agreement with Runway Growth Finance Corp. (f/k/a Runway Growth Credit Fund Inc.) (“Runway”) which provided for a first tranche of loans in an aggregate principal amount up to $35.0 million available immediately and a second tranche of loans in an aggregate principal amount up to $5.0 million (“Original Term Loan”). On December 17, 2020, the Original Term Loan was amended to add a commitment for supplemental second tranche loans in the aggregate amount of up to $30.0 million (the “First Amendment”). On August 6, 2021, the Original Term Loan was amended to permit (1) a transfer of $1.0 million to the Brilliant Earth Foundation, and (2) additional amounts thereafter provided that there is not an event of default that has not been cured (the “Second Amendment”). On August 29, 2021, the Original Term Loan was amended to, among other matters, permit the Reorganization Transactions to be consummated by us in connection with the Up-C structure, and reduce the interest rate of the Term Loan (the “Third Amendment”, and the Original Term Loan, as amended by the First Amendment, the Second Amendment, and the Third Amendment, the “Term Loan”). The maturity date of the Term Loan is October 15, 2023, and as of September 30, 2021, we complied with all covenants under the Term Loan.

The Term Loan carries an interest rate equal to LIBOR, with a floor of 0.50%, plus 7.75%, unless LIBOR becomes no longer attainable or ceases to accurately or fairly cover or reflect the costs of the lender, in which case the applicable interest rate shall be Prime Rate, with a floor of 3.35%, plus 4.90%. We are required to make interest-only payments on the Term Loan through April 15, 2022 (the “Amortization Date”). The Term Loan will begin amortizing on the Amortization Date, with equal monthly payments of principal, which would fully amortize the principal amount of the Term Loan by October 15, 2023, plus interest being made by us to Runway in consecutive monthly installments until October 15, 2023. The Term Loan carries a prepayment fee of 3.00% declining to 0.00% based on the anniversary date of payment; and, a final payment fee equal to 4.50% of the principal amount repaid upon maturity or prepayment, plus $0.2 million. In the event that we choose to partially prepay the Term Loan, we are obligated to make a partial final payment on the date of such prepayment.

The Term Loan is secured by substantially all of the assets of the Company and requires us to comply with various affirmative and negative debt covenants. The affirmative covenants include meeting reporting requirements, such as monthly financial statements and compliance certificates, board observer rights, annual operating budget and financial projections, annual audited financial statements, federal tax returns, and other requirements. The negative covenants contain requirements that restrict our ability to create, incur, assume, or be liable for any indebtedness, incur liens, make distributions, make investments, dispose of assets, engage in mergers or acquisitions, or effect a change in business, management, ownership, or business locations, and other restrictive requirements. In addition, the financial covenants require us to reach the minimum liquidity requirements of cash and cash equivalents in deposit accounts secured in favor of Runway in an amount not less than the sum of (a) projected negative cash flow from operations (including interest payments due in respect of any indebtedness) for the immediately following six (6) months, plus (b) projected capital expenditures on property and/or equipment, including any leasing expenditures and principal repayments in respect of any indebtedness, for the immediately following six (6) months, as determined monthly on the last day of each month. For additional information regarding our long-term debt activity, see Note 7, Long-Term Debt to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Additional Liquidity Requirements after Completion of Offering

We are a holding company and have no material assets other than our ownership of LLC Interests. We have no independent means of generating revenue. The Brilliant Earth LLC Agreement in effect since the time of the IPO provides for the payment of certain distributions to the Continuing Equity Owners and to us in amounts sufficient to cover the income taxes imposed on such members with respect to the allocation of taxable income from Brilliant Earth, LLC as well as to cover our obligations under the TRA and other administrative expenses.

Regarding the ability of Brilliant Earth, LLC to make distributions to us, the terms of their financing arrangements, including the Term Loan Agreement, contain covenants that may restrict Brilliant Earth, LLC from paying such distributions, subject to certain exceptions. Further, Brilliant Earth, LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Brilliant Earth, LLC (with certain exceptions), as applicable, exceed the fair value of its assets.

In addition, under the TRA, we are required to make cash payments to the Continuing Equity Owners equal to 85% of the tax benefits, if any, that we actually realize (or in certain circumstances are deemed to realize), as a result of (1) increases in our allocable share of the tax basis of Brilliant Earth, LLC’s assets resulting from (a) our purchase of LLC Interests from each Continuing Equity Owner; (b) future redemptions or exchanges of LLC Interests for Class A common stock or cash; and (c) certain distributions (or deemed distributions) by Brilliant Earth, LLC; and (2) certain tax benefits arising from payments made under the TRA. We expect the amount of the cash payments that we will be required to make under the TRA will be significant. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of redemptions or exchanges by the Continuing Equity Owners, the amount of gain recognized by the Continuing Equity Owners, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable. Any payments made by us to the Continuing Equity Owners under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us.

Additionally, in the event we declare any cash dividends, we intend to cause Brilliant Earth, LLC to make distributions to us in amounts sufficient to fund such cash dividends declared by us to our shareholders. Deterioration in the financial condition, earnings, or cash flow of Brilliant Earth, LLC for any reason could limit or impair their ability to pay such distributions.

If we do not have sufficient funds to pay taxes or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA. In addition, if Brilliant Earth, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.

See "Risk Factors—Risks Related to Our Organizational Structure."

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in the Prospectus.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q in conformity with U.S. GAAP, we must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and business valuations. Actual amounts could differ from those estimated at the time the condensed consolidated financial statements are prepared.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus and the notes to the audited consolidated financial statements appearing elsewhere in the Prospectus. During the three months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in our Prospectus except for the following policies and estimates.

Equity-based Compensation

Equity-based compensation is accounted for as an expense in accordance with the fair value recognition and measurement provisions of U.S. GAAP which requires compensation cost for the grant-date fair value of equity-based awards to be recognized over the requisite service period. The Company accounts for a forfeiture when it occurs, and any compensation expense previously recognized on unvested equity-based awards will be reversed when forfeited.

The fair value of awards of restricted LLC Units is based on the fair value of the member unit underlying the awards as of the date of grant. The fair value of the underlying member units (referred to as Class M Units prior to conversion to common LLC Units in the IPO on a value-for-value basis) for grants prior to the Company’s IPO in September 2021 was determined by considering a number of objective, subjective and highly complex factors including independent third-party valuations of the Company’s member units, operating and financial performance, the lack of liquidity of member units and general and industry specific economic outlook among other factors.

The fair value of RSUs, all of which were granted at the time of the IPO or thereafter, is based on the fair value of the Class A common stock at the time of grant.

The fair value of option-based awards is estimated using the Black-Scholes valuation model. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option's expected term and the price volatility of the underlying stock. For inputs into the Black-Scholes model, the expected stock price volatility for the common stock is estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in our industry which are of similar size, complexity and stage of development. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant.

The Company has elected to use the “simplified method” to determine the expected term which is the midpoint between the vesting date and the end of the contractual term because it has insufficient history upon which to base an assumption about the term; the Company believes the simplified method approximates a term if it were to be based on expected life. The expected dividend yield is nil as the Company has not paid and does not anticipate paying dividends on its common stock.

Income Taxes

Brilliant Earth, LLC is considered a flow-through entity for U.S. federal and most applicable state and local income tax purposes. As a flow-through entity, taxable income or loss from Brilliant Earth, LLC is passed through to and included in the taxable income of its members.

Following the Reorganization Transactions and the consummation of the IPO, Brilliant Earth, LLC continues to be treated as a pass-through entity. Brilliant Earth Group, Inc. is subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Brilliant Earth, LLC and will be taxed at the prevailing corporate tax rates.

We entered into a TRA with Brilliant Earth, LLC and the Continuing Equity Owners that will provide for the payment by Brilliant Earth Group, Inc. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Brilliant Earth Group, Inc. actually realizes (or in some circumstances is deemed to realize) as a result of (1) increases in Brilliant Earth Group, Inc.’s allocable share of the tax basis of Brilliant Earth, LLC’s assets resulting from (a) Brilliant Earth Group, Inc.’s purchase of LLC Interests from each Continuing Equity Owner, (b) future redemptions or exchanges of LLC Interests for Class A common stock or cash, and (c) certain distributions (or deemed distributions) by Brilliant Earth, LLC; and (2) certain tax benefits arising from payments made under the TRA.

In addition to tax expenses, we will also make payments under the TRA, which we expect to be significant. We will account for the income tax effects and corresponding TRA’s effects resulting from future taxable purchases or redemptions of LLC Interests of the Continuing LLC Owners by us or Brilliant Earth, LLC by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the purchase or redemption. Further, we will evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income. We currently believe that all deferred tax assets will be recovered based upon the projected profitability of our operations. Judgement is required in assessing the future tax consequences of events that have been recognized in Brilliant Earth Group, Inc.’s financial statements. A change in the assessment of such consequences, such as realization of deferred tax assets, changes in tax laws or interpretations thereof could materially impact our results.

Non-controlling Interests

After the Reorganization Transactions, we are the sole managing member of Brilliant Earth, LLC. We own 10.1% of the economic interest of Brilliant Earth, LLC and we have the majority of the voting interest in and control the management of Brilliant Earth, LLC. As a result, we consolidate the financial results of Brilliant Earth, LLC and report a non-controlling interest of 89.9% related to the interests in Brilliant Earth, LLC held by the Continuing Equity Holders on our unaudited condensed consolidated balance sheet.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2, Recent accounting pronouncements to our financial statements and related notes thereto included in our Prospectus.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2) (B) of the Securities Act for complying with new or revised accounting standards. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an emerging growth company we choose to rely on such exemptions, we may not be required to, among other things, (1) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (3) comply with the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements, and (4) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, (ii) in which we have total annual gross revenue of at least $1.07 billion or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.07 billion in non-convertible debt during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in financial market prices and rates. Our primary market risk has been interest rate and commodity risk. We do not have material exposure to foreign currency risk.

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash and money market funds in government securities. The primary objective of our investment activities is to preserve principal while increasing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 1,000 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

Interest on our term loan is based on an 7.75% fixed rate plus LIBOR with a floor of 0.50% per annum. A 10.00% change in interest rates would result in a change to the annual interest expense of $0.5 million.

Inflation and Commodity Risk

Our results are subject to risks associated with inflation including to the cost of inventory, compensation expenses, and other costs.

Our results are also subject to fluctuations in the supply and market pricing of diamonds, gold, platinum and certain other precious metals and gemstones, all of which are key raw material components of our products. We manage exposure to market risk through certain operating activities. We do not currently deploy the use of financial derivatives as a hedge against fluctuations in precious metal pricing.

Item 4. Controls and Procedures

Limitations on effectiveness of control and procedures

In designing and evaluation our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgement in evaluating the benefits of possible controls relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, condensed consolidated financial condition or results of operations.

On August 26, 2021, Plaintiff Anna Lerman filed a complaint against the Company in California Superior Court for Ventura County. The complaint alleges, on behalf of a putative class, that the Company recorded telephone calls between the Company’s customers and its customer service representatives without the customers’ consent, in violation of the California Invasion of Privacy Act Sections 631 and
632.7. The plaintiff seeks statutory damages, injunctive relief, attorneys’ fees and costs, and other unspecified damages. The Company has obtained an extension of time to file a response and the time to file such response has not yet passed. The Company believes these claims have no merit, and intends to vigorously defend against this lawsuit, though there can be no assurance regarding its ultimate outcome.

Item 1A. Risk Factors

Our business involves significant risk. Stockholders should consider and read carefully all of the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q, as well as our audited condensed consolidated financial statements and related notes as disclosed in our prospectus, dated September 22, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on September 24, 2021 (the “Prospectus”) in connection with our initial public offering. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations or prospects. In such case, the market price of our Class A common stock could decline, and you may lose some or all of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below.

Risks Related to Our Business and Industry

We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.

We have grown rapidly over the last several years, and our recent growth rates and financial performance should not necessarily be considered indicative of our future performance. We were founded in 2005 and since then, we have grown to 14 showrooms across the U.S. as of today. Additionally, our net sales increased 25.1% from $201.3 million for the year ended December 31, 2019 to $251.8 million for the year ended December 31, 2020 and increased 58.3% from $163.2 million for the nine months ended September 30, 2020 to $258.3 million for the nine months ended September 30, 2021. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, continue to open showrooms in strategic locations, focus on innovative product and website development, and upgrade our management information systems and other processes. Our continued growth has in the past, and could in the future, strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

Moreover, the vertically integrated nature of our business, where we create our designs, source natural and lab-grown diamonds as well as other gemstones, customize our IT systems, and sell our products exclusively through our own showrooms and custom e-commerce site, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed.

Our growth strategy contemplates a significant increase in our advertising and other marketing spending, expanding our product offerings, and expanding our showroom presence. Many of our existing showrooms are relatively new, and we cannot assure you that these showrooms or that future showrooms will generate net sales and cash flow comparable with those generated by our more mature showrooms, especially as we move to new geographic markets. We also cannot assure you that there will not be delays in the development of our planned new showrooms, including those that we are currently planning to open by the end of 2021. Moreover, certain occurrences outside of our control may result in the closure of our showrooms or delay the development of new showrooms. For example, as a result of the ongoing COVID-19 pandemic, we temporarily closed all of our showrooms, and while we have reopened all showrooms, we have been under new operating limitations such as limited showroom capacity, including limited in-store appointments, mask guidelines for employees and customers, and other constraints on our previous retail sales strategies. We are unable to predict whether consumer shopping behaviors will change as we make these changes to adjust to the COVID-19 pandemic. Further, many of our showrooms are leased pursuant to multi-year short-term leases, and our ability to negotiate favorable terms on an expiring lease or for a lease renewal option may depend on factors that are not within our control. In addition, our ability to expand our showroom presence depends on our ability to find suitable showroom locations and negotiate acceptable lease terms. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated, and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.

The industry for design-driven, responsibly-sourced fine jewelry is rapidly evolving and may not develop as we expect. Even if our net sales continue to increase, our net sales growth rates may decline in the future as a result of a variety of factors, including macroeconomic factors, changes in supply and in the supply chain, changes in consumer preferences, increased competition, and the maturation of our business. As a result, you should not rely on our net sales growth rate for any prior period as an indication of our future performance. Overall growth of our net sales will depend on a number of factors, including our ability to:

•price our products and services effectively so that we are able to attract new customers, and expand our relationships with existing customers;
•accurately forecast our net sales and plan our operating expenses;
•successfully compete with other companies that are currently in, or may in the future enter, the markets in which we compete, and respond to developments from these competitors such as pricing changes and the introduction of new products and services;
•comply with existing and new laws and regulations applicable to our business;
•successfully expand in existing markets and enter new markets, including new geographies and categories;
•successfully launch new offerings and enhance our products and services and their features, including in response to new trends or competitive dynamics or the needs or preferences of customers;

•successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our business;
•avoid interruptions or disruptions in distributing our products and services;
•an increase in the supply of natural or lab-grown diamonds could result in a decrease in diamond prices;
•provide customers with high-quality support that meets their needs;
•hire, integrate, and retain talented sales, customer service, and other personnel;
•effectively manage growth of our business, personnel, and operations, including new showroom openings;
•effectively manage our costs related to our business and operations; and
•maintain and enhance our reputation and the value of our brand.

Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the market in which we sell our products and services, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our future growth effectively could have an adverse effect on our business, financial condition, and operating results.

We also expect to continue to expend substantial financial and other resources to ready our business for growth, and we may fail to allocate our resources in a manner that results in increased net sales growth in our business. Additionally, we may encounter unforeseen operating expenses, challenges, complications, delays, and other unknown factors that may result in losses in future periods. If our net sales growth does not meet our expectations in future periods, our business, financial condition, and results of operations may be harmed, and we may not sustain or increase profitability in the future.

Increases in the costs of diamonds, other gemstones and precious metals, lead times, supply shortages, and supply changes could disrupt our business and have an adverse effect on our operations, financial condition, and results.

Meeting customer demand partially depends on our ability to obtain timely and adequate delivery of materials for our products and services. The materials that go into the manufacturing of our products and services are sourced from a limited number of suppliers that are expected to adhere to our strict Supplier Code of Conduct and compliance requirements. Additionally, our natural diamonds in particular are subject to our Beyond Conflict Free Diamonds standards, requiring our suppliers to source diamonds that originate from specific mine operators that follow internationally recognized labor, trade, and environmental standards. Similarly, our gold and silver fine jewelry is crafted from recycled precious metals. Limited supply in the market poses a challenge to source recycled platinum, so we work with our suppliers to source recycled platinum when available and from refiners that are known to use recycled materials in their platinum products. We do not have long-term arrangements with most of our materials suppliers, and disruptions in the supply chain, such as those due to the COVID-19 pandemic, may affect the availability and cost of recycled precious metal, Beyond Conflict Free Diamonds, and other materials used in our products. Additionally, our Beyond Conflict Free Diamonds standards go beyond the Kimberly Process definition of “conflict free” diamonds, which limits our supply of ethically and environmentally sourced diamonds more than other fine jewelers. We are therefore subject to the risk of shortages and long lead times in the supply of these materials, and the risk that our suppliers discontinue or modify materials used in our products.

In addition, the lead times associated with certain materials are lengthy and may impede or preclude rapid changes in design, quantities, and delivery schedules. Our ability to meet increases in demand has been, and may in the future be, impacted by our reliance on the availability of materials. We have in the past and may in the future experience supply shortages, and the predictability of the availability of these materials may be limited. In the event of a shortage or interruption of supply of these materials, we may not be able to develop alternate sources in a timely or cost-effective manner. Developing alternate sources of supply for these materials may be time-consuming, difficult, and costly, and we may not be able to source these materials on terms that are acceptable to us, or at all, which may undermine our ability to fill orders in a timely manner. Any interruption or delay in the supply of any of these parts or materials, or the inability to obtain these materials from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to timely ship products to our customers.

Moreover, volatile economic conditions may make it more likely that our suppliers and logistics providers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. In addition, international supply chains may be impacted by events outside of our control and limit our ability to procure timely delivery of supplies or finished goods and services. Importing and exporting has involved more risk as since at least the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. Several of the materials that go into the manufacturing of our products are sourced internationally. These issues have been further exacerbated by the COVID-19 pandemic: we have seen, and may continue to see, increased congestion and/or new import/export restrictions implemented at ports that we rely on for our business. In some cases, we have had to secure alternative transportation, such as air freight, or use alternative routes, at increased costs to run our supply chain. These tariffs have an impact on our materials costs and have the potential to have an even greater impact depending on the outcome of the current trade negotiations. Increases in our materials costs could have a material effect on our gross margins. The loss of a significant supplier, an increase in materials costs, or delays or disruptions in the delivery of materials, could adversely impact our ability to generate future net sales and earnings and have an adverse effect on our business, financial condition, and operating results.

Our business model relies on maintaining a low cost of production and distribution. Fluctuations in the pricing and supply of diamonds, other gemstones, and precious metals, particularly responsibly sourced natural and lab-grown diamonds and recycled precious metals such as gold, which account for the majority of our merchandise costs, increases in labor costs for manufacturing such as wage rate increases, as well as inflation, and energy prices could adversely impact our earnings and cash availability.

The jewelry industry generally is affected by fluctuations in the price and supply of responsibly sourced natural diamonds, lab-grown diamonds, gold, and other precious and semi-precious metals and gemstones.

The mining, production, and inventory policies followed by major producers of rough diamonds can have a significant impact on natural diamond prices and demand, as can the inventory and buying patterns of jewelry retailers and other parties in the supply chain. The availability of diamonds is significantly influenced by the political situation in diamond producing countries and by the Kimberley Process, an inter-governmental agreement for the international trading of rough diamonds. Until acceptable alternative sources of diamonds can be developed, any sustained interruption in the supply of diamonds from significant producing countries, or to the trading in rough and polished diamonds, which could occur as a result of disruption to the Kimberley Process, could adversely affect our business, as well as the retail jewelry market as a whole. In addition, the current Kimberley Process decision-making procedure is dependent on reaching a consensus among member governments, which can result in the protracted resolution of issues, and there is little expectation of significant reform over the long-term. The impact of this review process on the supply of diamonds, and consumers’ perception of the diamond supply chain, is unknown. Our diamonds in particular are subject to our Beyond Conflict Free Diamonds standards requiring our suppliers to source diamonds that originate from specific mine operators who follow internationally recognized labor, trade, and environmental standards. The possibility of constraints in the supply of diamonds we require to meet our Beyond Conflict Free Diamonds requirements or our recycled or lab-grown diamonds requirements may result in changes in our supply chain practices. Additionally, a substantial increase in the supply of natural or lab-grown diamonds could result in a change in consumer perception of the value of diamonds as well as a decrease in the price of diamonds, which generally depend on the attributes of the diamond.

Similarly, we use primarily recycled precious metals in our gold and silver fine jewelry. There is a limited supply of recycled platinum, so we work with our suppliers to source recycled platinum when available and from refiners that are known to use recycled materials in their platinum products. In addition, we may from time to time choose to hold more inventory, purchase raw materials at an earlier stage in the supply chain, or enter into commercial agreements of a nature that we currently do not use. Such actions could require the investment of cash and/or additional management skills, and may not resolve supply issues or result in the expected returns and other projected benefits anticipated by management.

An inability to increase retail prices to reflect higher diamond, gemstone, or precious metal costs would result in lower profitability. There could also be a lag time before particularly sharp increases or other volatility in diamond, gemstones, and precious metal costs can be reflected in retail prices. Even if price changes are implemented, there is no certainty that these changes will be sustainable or sufficient. These factors may cause decreases in gross margins and earnings. In addition, any sustained increases in the cost of diamonds, other gemstones, and precious metals could increase costs, disrupt sales, or require higher inventory levels or changes in the merchandise available to customers.

In addition, increases in labor costs for manufacturing due to compensation, wage pressure, and other expenses may adversely affect our profitability. Increases in minimum wages and other wage and hour regulations can exacerbate this risk. Additional tariffs or other future cost increases, such as increases in the cost of merchandise, shipping rates, raw material prices, freight costs, and store occupancy costs, may also reduce our profitability. Inflationary pressures could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices and lease and utility costs, may increase our cost of products sold or selling, general, and administrative expenses. Our model and competitive pressures in the fine jewelry industry may inhibit our ability to reflect these increased costs in the prices of our products, in which case such increased costs could have a material adverse effect on our business, financial condition, and results of operations.

If we fail to cost-effectively turn existing customers into repeat customers or to acquire new customers, our business, financial condition, and results of operations would be harmed.

The growth of our business is dependent upon our ability to continue to grow by cost-effectively turn existing customers into repeat customers and adding new customers. Although we believe that many of our customers originate from word-of-mouth and other non-paid referrals, we expect to continue to expend resources and run marketing campaigns to acquire additional customers, all of which could impact our overall profitability. If we are not able to continue to expand our customer base or fail to retain customers, our net sales may grow more slowly than expected or decline.

Gaining market acceptance of the e-commerce and omnichannel approach to shopping for fine jewelry is critical to our continued customer retention and growth. Historically, consumers have been slower to adopt online shopping for fine jewelry than e-commerce offerings in other industries like consumer electronics and apparel. Transitioning the consumer in-store experience to an online platform for fine jewelry is difficult because jewelry tends to be a considered and high-value purchase that consumers like to physically see and touch before making a purchase. Changing traditional fine jewelry retail habits is difficult, and if consumers and retailers do not embrace the transition to an e-commerce and omnichannel fine jewelry retail experience as we expect, our business and operations could be harmed. Moreover, even if more consumers begin to shop for fine jewelry online, if we are unable to address their changing needs and anticipate or respond to market trends and new technologies in a timely and cost-efficient manner, we could experience increased customer churn and other negative impacts on our business and results of operations.

Our ability to attract new customers and increase net sales from existing customers also depends in large part on our ability to enhance and improve our existing products and to introduce new products and services, in each case, in a timely manner. We also must be able to identify and originate trends, as well as anticipate and react to changing consumer demands in a timely manner. The success of new products and services depends on several factors, including their timely introduction and completion, sufficient demand, and cost effectiveness. We are building and improving machine learning models and other technological capabilities to drive improved customer experience, as well as efficiencies in our operations, such as virtual try-ons, virtual appointments with jewelry specialists, optimized payment processing and customer service, and automated key support workflows. While we expect these technologies to lead to improvements in the performance of our business and operations, including inventory prediction and customer traffic prediction and management, any flaws or failures of such technologies could cause interruptions or delays in our service, which may harm our business.

Our number of customers may decline materially or fluctuate as a result of many factors, including, among other things:

•dissatisfaction with the quality, pricing of, or changes we make to our products and services;
•the quality, consumer appeal and price of products and services offered by us;
•intense competition in the fine jewelry retail industry, including certain competitors ability to offer lower prices by not charging sales tax;
•negative publicity related to our brand;
•lack of market acceptance of our business model, particularly in new geographies where we seek to expand; or
•the unpredictable nature of the impact of the COVID-19 pandemic or a future outbreak of disease or similar public health concern.

In addition, if we are unable to provide high-quality support to customers or help resolve issues in a timely and acceptable manner, our ability to attract and retain customers could be adversely affected. If our number of customers declines or fluctuates for any of these or other reasons, our business would suffer.

We plan to expand showrooms in the U.S., which may expose us to significant risks.

Our growth strategy includes opening new showrooms throughout the U.S. There can be no assurance that we will be able to successfully expand or acquire critical market presence for our brand in new geographical markets in the U.S. Consumer characteristics and competition in new markets may differ substantially from those in the markets where we currently operate. Additionally, we may be unable to develop brand recognition, successfully market our products, or attract new customers in such markets, and we may be unable to identify appropriate locations in such markets. We face many other challenges in opening additional showrooms in the U.S., including:

•selection and availability of and competition for suitable showroom locations;
•negotiation of acceptable lease terms;
•securing required applicable governmental permits and approvals;
•impact of natural disasters and other acts of nature and terrorist acts or political instability;
•employment, training, and retention of qualified personnel;

•incurrence or assumption of debt to finance acquisitions or improvements and/or the assumption of long-term, non-cancelable leases;
•availability of financing on acceptable terms; and
•general economic and business conditions.

Should we not succeed in opening additional showrooms, there may be adverse impacts to our growth strategy and to our ability to generate additional profits, which in turn could materially and adversely affect our business and results of operations.

The COVID-19 pandemic has had, and may in the future continue to have, a material adverse impact on our business.

The COVID-19 pandemic and the travel restrictions, quarantines, other and related public health measures and actions taken by governments and the private sector have adversely affected global economies, financial markets, and the overall environment for our business, and the extent to which it may continue to impact our future results of operations and overall financial performance remains uncertain. The global macroeconomic effects of the pandemic may persist for an indefinite period of time, even after the pandemic has subsided.

As a result of the pandemic and the recommendations of government and health authorities, our showrooms closed to the public beginning in March 2020. We began reopening our showrooms to the public in May 2020 and, by the end of June 2020, we completed the reopening of all our showrooms. While we expect to be able to continue operations for the duration of the pandemic, our operations were and are still subject to local or regional public health orders, including temporary government-mandated closures, which may impact our showrooms or other operations. Social distancing protocols, government mandated occupancy limitations, and general consumer behaviors due to COVID-19 may continue to negatively impact showroom traffic, which may negatively impact sales in our showrooms. Such negative impacts may be exacerbated during peak traffic times such as the holiday shopping season. Further, while we have implemented strict safety protocols in showrooms that we have re-opened, there is no guarantee that such protocols will be effective or be perceived as effective, and any virus-related illnesses linked or alleged to be linked to our showrooms, whether accurate or not, may negatively affect our reputation, operating results, and/or financial condition. The COVID-19 pandemic also has disrupted the Company’s global supply chain, and may cause additional disruptions to operations, including increased costs of production and distribution and longer fulfillment times. For example, we faced production capacity issues in crafting sufficient quantities of certain products in 2020 due to government shutdowns, as well as disruption in jewelry manufacturing and sourcing of diamonds and gemstones, which could continue into 2022 and beyond due to the pandemic.

COVID-19 and related governmental reactions have had and may continue to have a negative impact on our financial condition, business, and results of operations due to the occurrence of some or all of the following events or circumstances, among others:

•limited showroom capacity, including limited in-store appointments; our and our third-party suppliers’, contract manufacturers’, logistics providers’, and other business partners’ inability to operate worksites, including manufacturing facilities and shipping and fulfillment centers, due to employee illness or reluctance to appear at work, or “stay-at-home” regulations;
•longer wait times and delayed responses to customer support inquiries and requests;
•our inability to meet consumer demand and delays in the delivery of our products to our customers, which could also result in reputational harm and damaged customer relationships;
•increased rates of post-purchase order cancellation, or consumer claims and litigation as a result of long delivery lead times and delivery reschedules;
•increased return rates;

•inventory shortages caused by any combination of increased demand that has been difficult to predict with accuracy, longer lead-times and/or material shortages, work restrictions related to COVID-19, import/export conditions such as port congestion, and local government orders;
•interruptions in manufacturing (including the sourcing of key materials), shipment, and delivery of our products; for example, in certain instances, our business partners’ have temporarily closed certain manufacturing facilities for short periods of time, particularly in India, in response to COVID-19, which has caused longer fulfillment times for products;
•our inability to manage our business effectively due to key employees becoming ill, working from home inefficiently, and being unable to travel to our showrooms and distribution centers;
•disruptions of the operations of our third-party suppliers, which could impact our ability to purchase materials at efficient prices and in sufficient amounts; and
•incurrence of significant increases to employee health care and benefits costs.

The scope and duration of the pandemic, including the current resurgences in various regions in the U.S. and globally and other future resurgences, the pace at which government restrictions are lifted or whether additional actions may be taken to contain the virus, the impact on our customers and suppliers, the speed and extent to which markets recover from the disruptions caused by the pandemic, and the impact of these factors on our business, will depend on future developments that are highly uncertain and cannot be predicted with confidence. It is possible that changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to the COVID-19 pandemic could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our costs of products and services and other operating expenses. In addition, to the extent COVID-19 adversely affects our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.

While we believe that the long-term fundamentals of our business are sound, and anticipate that our operating results in future fiscal years will begin to reflect a more normal operating environment, the current economic and public health climate has created a high degree of uncertainty. As such, we continue to closely monitor this global health crisis and will continue to reassess our strategy and operational structure on a regular, ongoing basis as the situation evolves. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details on the potential impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we have experienced to date.

We have a history of losses, and we may be unable to sustain profitability.

We have a history of incurring net losses. While we earned net income of $21.6 million for the year ended December 31, 2020, for the year ended December 31, 2019 we incurred net losses of $7.8 million. We earned net income of $14.8 million for the nine months ended September 30, 2021, compared to $8.2 million for the nine months ended September 30, 2020. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to sustain profitability. Even if we do, we may not be able to sustain or increase our profitability.

While we have experienced significant revenue growth in recent periods, it is possible that this growth rate will decline or reverse in future periods, for example, our revenue declined year-over-year in the second quarter of 2020 due to the impacts of the COVID-19 pandemic, but we experienced strong growth in the second half of the year ended December 31, 2020, during which revenue grew year-over-year by 38.8% and also in the nine months ended September 30, 2021, during which revenue grew year-over-year by 58.3%.

Our ability to generate profit depends on our ability to grow our number of customers and drive operational efficiencies in our business to generate better margins. We expect to incur increased operating costs in the near term in order to:

•increase the engagement of customers;
•drive adoption of our products and services, and increase awareness of our brand, through marketing and other campaigns;
•enhance our products and services with new designs and offerings; and
•invest in our operations to support the growth in our business, including by opening additional showrooms.

We may discover that these initiatives are more expensive than we currently anticipate, and we may not succeed in increasing our net sales sufficiently to offset these expenses or realize the benefits we anticipate. We will also face greater compliance costs associated with the increased scope of our business and being a public company. Any failure to adequately increase net sales or manage operating costs could prevent us from sustaining or increasing profitability. As we expand our offerings and our showroom presence, we may be less profitable than we are now. Additionally, we may not realize the operating efficiencies we expect to achieve through our efforts to scale the business, reduce friction in the shopping experience, and optimize costs such as payments to raw material suppliers, payment processing, and customer support. As such, due to these factors and others, we may not be able to sustain or increase profitability in the near term or at all. If we are unable to sustain or increase profitability, the value of our business and the trading price of our Class A common stock may be negatively impacted.

The fine jewelry retail industry is highly competitive, and if we do not compete successfully, our business may be adversely impacted.

We operate in a competitive industry. Our primary competitors include global jewelry retailers and brands, department stores, and independent stores, many of which have an online presence. In addition, other retail categories and forms of expenditure, such as electronics and travel, also compete for consumers’ discretionary spending, particularly during the holiday gift giving season. The price of fine jewelry relative to other products also influences consumer spending habits for fine jewelry.

Many of our competitors have greater financial and operational resources, longer operating histories, greater brand recognition, and broader geographic presence than we do. As a result, they may be able to engage in extensive and prolonged price promotions or otherwise offer competitive prices, which may adversely affect our business. They may also be able to spend more than we do for advertising. We may be at a substantial disadvantage to larger competitors with greater economies of scale. If our costs are greater compared to those of our competitors, the pricing of our products and services may not be as attractive, thus depressing sales or the profitability of our products and services. Our competitors may expand into markets in which we currently operate, and we remain vulnerable to the marketing power and high level of customer recognition of these larger competitors and to the risk that these competitors or others could attract our customer base. Some of our competitors are vertically integrated and are also engaged in the manufacture and distribution of responsible fine jewelry. These competitors can advantageously leverage this structure to better compete with us, and certain vertically-integrated organizations with significant market power could potentially utilize this power to make it more difficult for us to compete. We purchase some of our products from suppliers who are affiliates of our competitors. In addition, if any of our competitors were to consolidate operations, such consolidation could exacerbate these risks.

We may not be able to continue to successfully compete against existing or future competitors. Our inability to respond effectively to competitive pressures, improved performance by our competitors, and changes in the retail markets could result in lost market share and have material adverse effects on our business, financial condition, and results of operations.

Our profitability and cash flows may be negatively affected if we are not successful in managing our inventory balances and inventory shrinkage.

Efficient inventory management is a key component of our business success and profitability. Our inventory management requires us to maintain the optimal mix of products to meet customer demand. To be successful, we keep our inventory low while still maintaining sufficient inventory levels, both in store and virtually, to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to hold the goods unduly impacts our financial results. We must balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of changing customer requirements, fluctuating commodity prices, changes to our products, product transfers or the life cycle of our products. For example, we faced production capacity issues in crafting sufficient quantities of certain products in 2020 due to government shutdowns in response to COVID-19, which could continue in 2021 and beyond. If our buying and distribution decisions do not accurately predict customer trends or spending levels in general or at particular stores or if we inappropriately price products, we may have to take unanticipated markdowns and discounts to dispose of obsolete or excess inventory or record potential write-downs relating to the value of obsolete or excess inventory. Conversely, if we underestimate future demand for a particular product or do not respond quickly enough to replenish our best performing products, we may have a shortfall in inventory of such products, likely leading to unfulfilled orders, reduced net sales, and customer dissatisfaction.

Maintaining adequate inventory requires significant attention and monitoring of market trends, local markets, developments with suppliers, and our distribution network, and it is not certain that we will be effective in our inventory management. We are subject to the risk of inventory loss or theft and we may experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft. In addition, any casualty or disruption to our facilities or those of our third-party suppliers may damage or destroy our inventory located there. As we expand our operations, it may be more difficult to effectively manage our inventory. If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial condition, and results of operations.

We derive a significant portion of our revenue from sales of our Create Your Own rings. A decline in sales of our Create Your Own rings would negatively affect our business, financial condition, and results of operations.

We derive a significant portion of our revenue from the sale of our Create Your Own rings. Our fine jewelry is sold in highly competitive markets with limited barriers to entry. Introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending, or other factors could result in a material decline in our revenue. Because we derive a significant amount of our revenue from the sale of our Create Your Own rings, any material decline in sales of our Create Your Own rings would have a material adverse impact on our business, financial condition, and operating results.

If we fail to maintain and enhance our brand, our ability to engage or expand our base of customers may be impaired and our business, financial condition, and results of operations may suffer.

Maintaining and enhancing our reputation as an authentic, socially conscious, inclusive, and innovative company is critical to attracting and expanding our relationships with customers. The successful promotion of our brand and the market’s awareness of our products and services will depend on a number of factors, including our marketing efforts, ability to continue to develop our products and services, and ability to successfully differentiate our offerings and customer experiences from those of our competitors.

We expect to invest substantial resources to promote and maintain our brand, but there is no guarantee that our brand development strategies will enhance the recognition of our brand or lead to increased sales. The strength of our brand will depend largely on our ability to provide quality products, services, and customer experiences. Brand promotion activities may not yield increased net sales, and even if they do, the increased net sales may not offset the expenses we incur in promoting and maintaining our brand and reputation. In order to protect our brand, we also expend substantial resources to register and defend our trademarks, and to prevent others from using the same or substantially similar marks. Despite these efforts, we may not always be successful in protecting our trademarks, and we may suffer dilution, loss of reputation, or other harm to our brand. If our efforts to cost-effectively promote and maintain our brand are not successful, our results of operations and our ability to attract and engage customers, partners, and employees may be adversely affected.

Unfavorable publicity about our brand or products, including perceived quality and safety, customer service, or privacy practices, whether or not true or untrue, could also harm our reputation and diminish confidence in, and the popularity of, our products and services. In addition, negative publicity related to key brands with which we have partnered or with our third party suppliers, including any reputational issues arising from their failure to comply with applicable law, including environmental law, may damage our reputation, even if the publicity is not directly related to us. Our brand or reputation could also be adversely impacted if industry organizations were to find we did not or no longer meet their standards or membership criteria. If we fail to maintain, protect, and enhance our brand successfully or to maintain loyalty among customers, or if we incur substantial expenses in unsuccessful attempts to maintain, protect, and enhance our brand, we may fail to attract or increase the engagement of customers, and our business, financial condition, and results of operations may suffer.

Our marketing efforts to help grow our business may not be effective, and failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our e-commerce and omnichannel approach to shopping for fine jewelry.

Promoting awareness of our products and services is important to our ability to grow our business, and attracting new customers can be costly. Our marketing efforts include traditional media and online advertising, as well as third-party social media platforms such as Facebook, Twitter, and Instagram, as marketing tools. As traditional advertising, online, and social media platforms continue to rapidly evolve or grow more competitive, we must continue to maintain a presence on these platforms and establish a presence on new or emerging popular social media and advertising and marketing platforms.

Many customers locate our platform through internet search engines, such as Google and Facebook, and advertisements on social networking sites and online streaming services. If we are listed less prominently or fail to appear in search results for any reason, visits to our website could decline significantly, and we may not be able to replace this traffic. Search engines revise their algorithms from time to time in an attempt to optimize their search results. If the search engines on which we rely for algorithmic listings modify their algorithms, we may appear less prominently or not at all in search results, which could result in reduced traffic to our website that we may not be able to replace. Additionally, if the costs of search engine marketing services, such as Google AdWords, increase, we may incur additional marketing expenses, we may be required to allocate a larger portion of our marketing spend to this channel or we may be forced to attempt to replace it with another channel (which may not be available at reasonable prices, if at all), and our business, financial condition, and results of operations could be adversely affected. Furthermore, social media platforms, search engines, and video streaming services may change their advertising policies from time to time. If any change to these policies delays or prevents us from advertising through these channels, it could result in reduced traffic to our website and sales. If we cannot cost effectively use these marketing tools, if we fail to promote our products and services efficiently and effectively, or if our marketing campaigns attract negative media attention, our business, financial condition, and results of operations may be adversely affected.

Additionally, changes in regulations could limit the ability of search engines and social media platforms, including, but not limited to, Google and Facebook, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data (DASHBOARD) Act would mandate annual disclosure to the SEC of the type and “aggregate value” of user data used by harvesting companies, such as, but not limited to, Facebook, Google, and Amazon, including how net sales is generated by user data and what measures are taken to protect the data. If the costs of advertising on search engines and social media platforms increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected.

Our ability to grow our marketing efforts depends to a significant extent on our ability to expand our sales and marketing organization. We plan to continue expanding our sales force, both in the U.S. and in Canada, and may further expand internationally in the future. We also plan to dedicate significant resources to sales and marketing programs. All of these efforts will require us to invest significant financial and other resources, including in channels and locations in which we have limited experience to date. We may not achieve anticipated net sales growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, or if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time. In addition, our efforts to acquire customers through direct marketing may subject us to increased regulatory scrutiny by state regulators pursuant to unfair methods of competition or unfair or deceptive acts or practices laws, which may impact our ability to achieve anticipated net sales growth from increased direct marketing.

Environmental, social, and governance matters may impact our business and reputation.

Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of environmental, social, and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance.

A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, the company’s efforts and impacts, including impacts associated with our suppliers or other partners, on climate change and human rights, ethics and compliance with law, diversity, and the role of the company’s board of directors in supervising various sustainability issues.

In light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role or our own ESG goals and values, including in respect of our diamond sourcing standards. This could lead to risk of litigation or reputational damage relating to our ESG policies or performance.
Further, our emphasis on ESG issues may not maximize short-term financial results and may yield financial results that conflict with the market’s expectations. We have and may in the future make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our ESG goals, which we believe will improve our financial results over the long-term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, financial condition, and operating results could be harmed.

Our e-commerce and omnichannel business faces distinct risks, and our failure to successfully manage those risks could have a negative impact on our profitability.

As an e-commerce and omnichannel retailer, we encounter risks and difficulties frequently experienced by internet-based businesses. The successful operation of our business as well as our ability to provide a positive shopping experience that will generate orders and drive subsequent visits depends on efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our e-commerce and omnichannel business include:

•uncertainties associated with our websites, including changes in required technology interfaces, website downtime, and other technical failures, costs, and technical issues as we upgrade our website software, inadequate system capacity, computer viruses, human error, security breaches, legal claims related to our website operations, and e-commerce fulfillment;
•disruptions in internet service or power outages;
•reliance on third parties for computer hardware and software, as well as delivery of merchandise to our customers;
•rapid technology changes;
•credit or debit card fraud and other payment processing related issues;
•changes in applicable federal, state, and international regulations;
•liability for online content;
•cybersecurity and data privacy concerns and regulation; and
•natural disasters or adverse weather conditions.

In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces, virtual and augmented reality, and other e-commerce marketing tools such as paid search and mobile applications (“apps”), among others, which may increase our costs and may not increase sales or attract customers. Our competitors, some of whom have greater resources than we do, may also be able to benefit from changes in e-commerce technologies, which could harm our competitive position. If we are unable to allow real-time and accurate visibility to product availability when customers are ready to purchase, quickly and efficiently fulfill our customers’ orders using the fulfillment and payment methods they demand, provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, or effectively manage our online sales, our ability to compete and our results of operations could be adversely affected.

If we are unable to effectively anticipate and respond to changes in consumer preferences and shopping patterns, or are unable to introduce new products or programs that appeal to new or existing customers, our sales and profitability could be adversely affected.

Our continued success depends on our ability to anticipate and respond in a timely and cost-effective manner to changes in consumer preferences for jewelry, natural and lab-grown diamonds and gemstones in particular, and other luxury goods, as well as attitudes towards the global jewelry industry as a whole, and the manner and locations in which consumers purchase such goods. Our business is subject to rapidly changing consumer preferences and future sales may suffer if the consumer preferences shift away from our product offerings or styles. Changes in fashion could also affect the popularity and, therefore, the value of engagement ring and fine jewelry designs and products. Any event or circumstance resulting in reduced market acceptance of one or more of our designs or offerings could reduce our sales. Unanticipated shifts in consumer preferences may also result in excess inventory. We recognize that consumer tastes cannot be predicted with certainty and are subject to change, which is compounded by the expanding use of digital and social media by consumers and the speed by which information and opinions are shared. Our product development strategy is to introduce new design collections, primarily jewelry, and/or expand certain existing collections regularly. If we are unable to anticipate and respond in a timely and cost-effective manner to changes in consumer preferences and shopping patterns, including the development of an engaging omnichannel experience for our customers, our sales and profitability could be adversely affected.

We expect a number of factors to cause our results of operations and operating cash flows to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our results of operations could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•our ability to accurately forecast net sales and appropriately plan our expenses;
•changes to financial accounting standards and the interpretation of those standards, which may affect the way we recognize and report our financial results;
•the effectiveness of our internal controls;
•the seasonality of our business;
•our ability to collect payments from customers on a timely basis; and
•the impact of the COVID-19 pandemic on our business.

The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, quarter-to-quarter and year-over-year comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.

Our inability to strategically expand our showroom footprint could negatively impact on our growth and profitability.

Our plan to continue to strategically open showrooms across the U.S. and, eventually, internationally, as part of our omnichannel expansion, is dependent upon a number of factors. These includes strategically picking new markets to expand into, the availability of desirable property, placement of showrooms in easily accessible locations with high visibility, the demographic characteristics of the area around the showroom, the design and maintenance of the showrooms, the availability of attractive locations within the markets that also meet the operational and financial criteria of management, and the ability to negotiate attractive lease terms. If we are unable to effectively expand our showroom footprint to satisfy our operational, and financial strategies, our growth and profitability could be negatively impacted.

Refunds, cancellations, and warranty claims could harm our business.

We allow our customers to return our products, subject to our refund policy, which generally allows customers to return our products within the first 30 days of when a purchase is available for shipment or pickup and receive a full refund or an exchange. At the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. If we experience a substantial increase in refunds, our cancellation reserve levels might not be sufficient and our business, financial condition, and results of operations could be harmed.
In addition, we generally offer one complimentary resizing within 60 days of when a purchase is available for shipment or pickup. We could incur significant costs to honor this guarantee. Outside of the 60 day complimentary resize period, rings can be resized for a fee when within jeweler’s recommended sizing range.

We face the risk of theft, loss, or damage to our products from inventory or during shipment.

We have experienced and may continue to experience theft, loss, or damage to our products during the course of shipment to our customers by third-party shipping carriers or from our inventory. Additionally, we have 14 showrooms across the U.S. While these showrooms differ from traditional retailers in that they do not stock significant amounts of inventory to sell to consumers, they do have some products on display, and we allow customers to pick-up and return products purchased online to the store. We have taken steps to prevent theft of our products. However, if security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, which would substantially harm our business and results of operations.

We rely heavily on our information technology systems, as well as those of our third-party vendors and service providers, for our business to effectively operate and to safeguard confidential information and any significant failure, inadequacy or interruption of these systems, security breaches or loss of data could materially adversely affect our business, financial condition and operations.

We rely heavily on our information technology systems for many functions across our operations, including managing our supply chain and inventory, processing customer transactions in our showrooms, our financial accounting and reporting, compensating our employees, and operating our websites. Our ability to effectively manage our business and coordinate the sourcing, distribution, and sale of our products depends significantly on the reliability and capacity of these systems. We also collect, process, and store sensitive and confidential information, including our proprietary business information and personally identifiable information and that of our customers, employees, suppliers, and business partners. The secure processing, maintenance, and transmission of this information is critical to our operations.

Our systems may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, physical or electronic break-ins, acts of war or terrorist attacks, fire, flood and natural disasters, and our existing safety systems, data backup, access protection, user management, and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we may have to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations.

Our systems and those of our third-party service providers and business partners may be vulnerable to security breaches, attacks by hackers, acts of vandalism, computer viruses, misplaced or lost data, human errors, or other similar events. If unauthorized parties gain access to our networks or databases, or those of our third-party service providers or business partners, they may be able to steal, publish, delete, use inappropriately, or modify our private and sensitive third-party information, including credit card information and personal identification information. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of personal or confidential information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target, can originate from a wide variety of sources (including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies), and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations.

Security incidents compromising the confidentiality, integrity, and availability of this information and our systems could result from cyber-attacks, computer malware, viruses, denial-of-service attacks, social engineering (including spear phishing and ransomware attacks), credential stuffing, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we rely. Such incidents may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary, and confidential information that we handle. While we employ security measures to prevent, detect, and mitigate potential for harm to our users from the misuse of user credentials on our network, these measures may not be effective in every instance. Moreover, while we maintain cybersecurity insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to these incidents. Any such breach, attack, virus, or other event could result in costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our business, financial condition, and results of operations.

We also rely on a number of third-party service providers to operate our critical business systems and process confidential and personal information, such as the payment processors that process customer credit card payments. These service providers may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity, or availability of the systems they operate for us or the information they process on our behalf. Cybercrime and hacking techniques are constantly evolving, and we or our third-party service providers may be unable to anticipate attempted security breaches, react in a timely manner, or implement adequate preventative measures, particularly given increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. While we have taken measures designed to protect the security of the confidential and personal information under our control, we cannot assure you that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote work environments, which have increased in response to the COVID-19 pandemic. If the information technology systems of our third-party service providers become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

We also rely on a third-party provider for website services. Although alternative website providers could support our business on a substantially similar basis to our current third-party provider, transitioning our current website infrastructure to alternative providers could potentially be disruptive, and we could incur significant one-time costs. If we are unable to renew our agreement with our third-party provider on commercially acceptable terms, our agreement is prematurely terminated, or we add additional website providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new website providers. If our website provider increases the costs of its services, our business, financial condition, or results of operations could be materially and adversely affected.

The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across our business. For example, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our retail operations. Our business partners may have contractual rights of indemnification against us or seek to terminate our contracts with them in the event that their customer or proprietary business information is released as a result of a breach of our information technology.

Additionally, under certain regulatory schemes, such as the CCPA, we may be liable for statutory damages on a per breached record basis, irrespective of any actual damages or harm to the individual. This means that in the event of a breach we could face government scrutiny or consumer class actions alleging statutory damages amounting to hundreds of millions, and possibly billions of U.S. dollars. And we may also be subject to civil claims under the General Data Protection Regulation (“GDPR”) and U.K. Data Protection Laws, including representative actions and other class action type litigation. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition. Any of these events could have a significant effect on our business and financial condition. As privacy and information security laws and regulations change, we may incur additional compliance costs.

Any material disruption or slowdown of our systems or those of our third-party service providers and business partners, could have a material adverse effect on our business, financial condition, and results of operations.

An overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, governmental instability, and natural disasters, may affect consumer purchases, which could reduce demand for our products and harm our business, financial conditions, and results of operations.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions and political conditions, war and fears of war, inclement weather, natural disasters, terrorism, outbreak of viruses or widespread illness, and consumer perceptions of personal well-being and security. As a result of the COVID-19 pandemic, we temporarily closed our showrooms to the public in the first half of 2020, which adversely affected our sales and profitability. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. Prolonged or pervasive economic downturns could also slow the pace of new showroom openings or cause current locations to close.

We plan to expand into international markets, which will expose us to significant risks.

As we expand our operations to other countries, significant resources and management attention is required and doing so subjects us to regulatory, economic, and political risks in addition to those we already face in the U.S., Canada, Australia, and the United Kingdom. There are significant risks and costs inherent in doing business in international markets, including:

•difficulty establishing and managing international operations and the increased operations, travel, infrastructure, including establishment of showrooms and customer service operations, and legal compliance costs associated with locations in different countries or regions;
•the need to vary pricing and margins to effectively compete in international markets;
•the need to adapt and localize products for specific countries;
•increased competition from local providers of similar products and services;
•varying degrees of consumer acceptance of e-commerce and omnichannel business, specifically of fine jewelry;
•challenges in obtaining, maintaining, protecting, and enforcing intellectual property rights abroad;
•the need to offer content and customer support in various languages;
•difficulties in understanding and complying with local laws, regulations, and customs in other jurisdictions;
•compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), and the U.K. Bribery Act 2010 (“U.K. Bribery Act”), by us, our employees, and our business partners;

•complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to consumer protection, consumer product safety, and data privacy frameworks, such as the Personal Information Protection and Electronic Documents Act (“PIPEDA”), the U.K. Data Protection Act, and the U.K. and E.U. General Data Protection Regulations;
•varying levels of internet technology adoption and infrastructure, and increased or varying network and hosting service provider costs;
•tariffs and other non-tariff barriers, such as quotas and local content rules, as well as tax consequences;
•fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars; and
•political or social unrest or economic instability in a specific country or region in which we operate.

We have limited experience with international regulatory and business environments and market practices and may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. We may face limited brand recognition in certain parts of the world that could lead to non-acceptance or delayed acceptance of our products and services by consumers in new markets. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, financial condition, and operating results.

Our revenue could decline due to changes in credit markets and decisions made by credit providers.

Historically, some of our customers have financed their purchase of our products through third-party loan providers. If we are unable to maintain our relationships with our third-party loan providers, there is no guarantee that we will be able to find replacement partners who will provide our customers with financing on similar terms, and our ability to sell our products may be adversely affected. Further, reductions in consumer lending and the availability of consumer credit could limit the number of customers with the financial means to purchase our products. Higher interest rates could increase our costs or the monthly payments for consumer products financed through other sources of consumer financing. We also offer layaway payments for both U.S. and international customers. After an initial deposit, our layaway plan allows customers to make monthly payments on any purchase. There is a risk that if credit is extended to consumers during times when economic conditions are strong, and then economic conditions subsequently deteriorate, consumers may not meet their then-current payment obligations. In the future, we cannot be assured that third-party financing providers will continue to provide consumers with access to credit or that available credit limits will not be reduced. Such restrictions or reductions in the availability of consumer credit, or the loss of our relationship with our current financing partners, could have an adverse effect on our business, financial conditions, and operating results.

Our business is affected by seasonality.

Our business is subject to seasonal fluctuation with a typical increase in sales around the holiday season, with the fourth quarter representing approximately 30% of annual net sales over the three-year period ended December 31, 2019 and a high percentage of annual net income. A number of factors, such as higher unemployment, the level of consumers’ disposable income, the availability of credit, interest rates, consumer debt, and asset values, delays in the issuance of tax refunds, or deteriorating economic conditions can impact consumer spending decisions. Jewelry purchases are discretionary and are dependent on many factors relating to discretionary consumer spending, particularly as jewelry is often perceived to be a luxury purchase. Adverse changes in the economy and periods when discretionary spending by consumers may be under pressure could unfavorably impact sales and earnings. In addition, in order to prepare for our peak shopping quarters, we must increase the staffing at our showrooms and order and keep in stock more merchandise than we carry during other parts of the year. This staffing increase and inventory build-up may require us to expend cash faster than is generated by our operations during these periods. Any unanticipated decrease in demand for our products during such a period could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, financial condition, and results of operations.

Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period.

We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain, and motivate our personnel, we may not be able to grow effectively.

Our success and future growth depend largely upon the continued services of our management team, including our Co-Founders, Beth Gerstein and Eric Grossberg. From time to time, there may be changes in our executive management team resulting from the hiring or departure of these personnel. Our executive officers are employed on an at-will basis, which means they may terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We maintain key man life insurance with respect to certain key members of management.

In addition, our future success will depend, in part, upon our continued ability to identify and hire skilled personnel with the skills and technical knowledge that we require, including engineering, software design and programming, jewelry design, marketing, sales, and other key management personnel. Such efforts will require significant time, expense, and attention as there is intense competition for such individuals, particularly in the Denver and San Francisco areas, and new hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. In addition to hiring new employees, we must continue to focus on developing, motivating, and retaining our best employees, all of whom are at-will employees. If we fail to identify, recruit, and integrate strategic personnel hires, our business, financial condition, and results of operations could be adversely affected. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached various legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business and future growth prospects will be harmed.

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.

Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may choose to expand our services and grow our business through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. In addition, once we have completed an acquisition, we may not be able to successfully integrate the acquired business. The risks we face in connection with acquisitions include:

•an acquisition may negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by stockholders and third parties, including intellectual property claims and disputes, may not generate sufficient financial return to offset additional costs and expenses related to the acquisition, or may not perform as well financially as expected;
•we may encounter difficulties or unforeseen expenditures in integrating the business, offerings, technologies, personnel, or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;
•an acquisition may disrupt our ongoing business, divert resources, increase our expenses, and distract our management;
•an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;
•we may encounter difficulties in, or may be unable to, successfully sell any acquired products;
•our use of cash to pay for an acquisition would limit other potential uses for our cash;
•if we incur debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business, as well as financial maintenance covenants; and
•if we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.
The occurrence of any of these foregoing risks could adversely affect our business, financial condition, and results of operations, and expose us to unknown risks or liabilities.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations since inception primarily through equity financings and revenue generated from our products and services. We cannot be certain that our operations will continue to generate sufficient cash to fully fund our ongoing operations and the growth of our business. We intend to continue to make investments to support the development of our products and services and will require additional funds for such development. We may need additional funding for marketing expenses and to develop and expand sales resources, develop new features or enhance our products and services, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we might need or may want to engage in future equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to develop our products and services, support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected.

If we incur debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfil our obligations under such indebtedness, to react to changes in our business, and to incur additional indebtedness to fund future needs.

As of September 30, 2021, we had outstanding $65.0 million aggregate principal amount of borrowings under our Term Loan Agreement (as defined herein). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis or failure to comply with certain restrictions in our debt instruments would result in a default under our debt instruments. In the event of a default under any of our current or future debt instruments, the lenders could elect to declare all amounts outstanding under such debt instruments to be due and payable.

In addition, our indebtedness under our Term Loan Agreement bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our cash flows or business, financial condition, and results of operations.

Our Term Loan Agreement contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our business, financial condition, and results of operations.

The terms of our Term Loan Agreement include a number of covenants that limit our ability to (subject to negotiated exceptions), among other things, incur additional indebtedness, incur liens on any of our property, enter into agreements related to mergers and acquisitions, dispose of property, or pay dividends and make distributions. The terms of our Term Loan Agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.
A failure by us to comply with the covenants specified in the Term Loan Agreement could result in an event of default under the agreement, which would give the lenders the right to stop advancing money or extending credit and to declare all obligations to pay the loans when due, together with principal interest, fees, and expenses, to be immediately due and payable. If the debt under the Term Loan Agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Legal and Regulatory Environment

Failure to comply with laws, regulations, and enforcement activities, or changes in statutory, regulatory, accounting, and other legal requirements could potentially impact our operating and financial results.

We are subject to numerous federal, state, local, and foreign laws and governmental regulations, including those relating to environmental protection, personal injury, intellectual property, consumer product safety, building, land use and zoning requirements, workplace regulations, wage and hour, privacy and information security, consumer protection laws, immigration, and employment law matters. If we fail to comply with existing or future laws or regulations, or if these laws or regulations are violated by importers, manufacturers, or distributors, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

Further, the Federal Trade Commission (“FTC”) has authority to investigate and prosecute practices that constitute “unfair trade practices,” “deceptive trade practices” or “unfair methods of competition.” State attorneys general typically have comparable authority, and many states also permit private plaintiffs to bring actions on the basis of these laws. Federal and state consumer protection laws and regulations may apply to our operations and retail offers.

Our transactions with suppliers and other parties outside the U.S. may subject us to FCPA, U.S. export controls, including the Export Administration Regulations, and trade sanction laws, and similar anti-corruption, anti-bribery, and international trade laws, any violation of which could create substantial liability for us and also harm our reputation. Our operations may subject us to various federal, state, and local laws, regulations, and other requirements pertaining to protection of the environment, public health, and employee safety, including regulations governing the management of hazardous substances and the maintenance of safe working conditions, such as the Occupational Safety and Health Act of 1970, as amended. These laws also apply generally to all our properties. Our failure to comply with these laws can subject us to criminal and civil liabilities. In connection with our philanthropic endeavors, we must also comply with additional federal, state, and local tax and other laws and regulations.

Additionally, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry (“PCI”) Standard issued by the Payment Card Industry Security Standards Council, with respect to payment card information. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing, and transmission of cardholder data. Compliance with the PCI Standard and implementing related procedures, technology, and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition, and results of operations. If there are amendments to the PCI Standard, the cost of re-compliance could also be substantial and we may suffer loss of critical data and interruptions or delays in our operations as a result.

Failure to adequately obtain, maintain, protect and enforce our intellectual property and proprietary rights or prevent third parties from making unauthorized use of such rights could harm our brand, devalue our proprietary content and technology, and adversely affect our ability to compete effectively.

Our success depends to a significant degree on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including our brand, proprietary designs, technology, and know-how. We rely on a variety of mechanisms to protect our intellectual property rights, including trademark and copyright laws, trade secret protection, domain name registration, confidentiality agreements, and other contractual arrangements with our employees, affiliates, clients, strategic partners, and others. However, the protective steps we have taken and plan to take may be inadequate to deter infringement, misappropriation or other violations of our intellectual property, proprietary designs, technology, know-how, and our brand. We may not learn of, or may be unable to detect, the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective intellectual property protection may not be available to us or available in every jurisdiction in which we offer or may offer our products and services. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary designs, technology, and other intellectual property, and adversely affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial resources and divert attention of management, which could adversely affect our business, financial condition, and results of operations.

If we fail to protect our intellectual property rights adequately, our competitors may exploit our intellectual property and develop and commercialize substantially identical products and we may lose an important advantage in the markets in which we compete. In addition, defending our intellectual property rights might entail significant expense. Any trademarks, copyrights, patents, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or litigation. Any challenge to our intellectual property rights could result in them being narrowed in scope or declared invalid or unenforceable. We do not currently own any issued patents, and even if we seek patent protection in the future, we may be unable to obtain or maintain such protection. In addition, any patents issued from future patent applications or licensed to us in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Further, the laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights in those countries may be inadequate. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming. Despite our precautions, it may be possible for unauthorized third parties to copy our offerings and capabilities and use information that we regard as proprietary to create offerings that compete with ours. If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including suppliers and other partners. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how, and trade secrets or may have developed intellectual property on our behalf. Moreover, no assurance can be given that these agreements will be effective in controlling access to our proprietary information or the distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. These agreements may not be self-executing or they may be breached, and we may not have adequate remedies for any such breach. Additionally, we may be subject to claims that our employees misappropriated relevant rights from their previous employers. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings and capabilities.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims, or countersuits are successful, we could lose valuable intellectual property rights. Our inability to protect our intellectual property against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our offerings and capabilities, impair the functionality of our offerings and capabilities, delay introductions of new offerings, or injure our reputation.

Third parties may assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks, or claim that we are infringing, misappropriating or otherwise violating their intellectual property rights. Intellectual property-related litigations and proceedings are expensive and time consuming to defend, and, if resolved adversely, could materially adversely impact our business, financial condition and results of operations.

Our commercial success depends in part on avoiding infringement, misappropriation or other violations of the intellectual property and proprietary rights of third parties and other intellectual property-related disputes. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, diluted or declared generic or determined to be infringing on other marks. Effective trademark protection may not be available or may not be sought in every country in which our products are made available, and contractual disputes may affect the use of marks governed by private contract. Further, at times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Similarly, not every variation of a domain name may be available or be registered, even if available. The occurrence of any of these events could result in the erosion of our brand and limit our ability to market our brand using our various domain names, as well as impede our ability to effectively compete against competitors with similar products or technologies.

In addition to fighting intellectual property infringement from third parties, we may need to defend claims against us related to our intellectual property rights. Some third-party intellectual property rights may prove to be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid violating those intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Such claims and litigation may involve adverse intellectual property rights holders who have no relevant product revenue, and, therefore, our own issued and pending copyrights, trademarks, and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against us. There may be intellectual property rights held by others that cover significant aspects of our offerings and we cannot assure that we are not infringing or violating, and have not infringed or violated, any third-party intellectual property rights, or that we will not be held to have done so or be accused of doing so in the future. In addition, any disputes with third parties with respect to any third-party intellectual property agreements could narrow what we believe to be the scope of our rights to the relevant intellectual property or increase our obligations under such agreements, either of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Any claim that we have violated intellectual property or other proprietary rights of third parties, with or without merit, and whether or not it results in litigation, is settled out of court or is determined in our favor, could be expensive and time-consuming to address and resolve, and could divert the time and attention of management and technical personnel from our business. The litigation process is subject to inherent uncertainties, and we may not prevail in litigation matters regardless of the merits of our position. Intellectual property lawsuits or claims may become extremely disruptive if plaintiffs were to succeed in blocking the trade of our products and services. An adverse outcome of a dispute may result in an injunction and could require us to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. Further, our liability insurance may not cover potential claims of this type adequately or at all. We may be unable to successfully resolve these types of conflicts to our satisfaction and may be required to enter into costly license agreements, if available at all; be required to pay significant royalty, settlements costs, or damages; be required to rebrand our products; and/or be prevented from selling some of our products. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations. In addition, we may have to seek a license to continue practices found to be in violation of a third party’s rights. If we are required, or choose to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. Such arrangements may also only be available on a non-exclusive basis, such that third parties, including our competitors, could have access to use the same intellectual property to compete with us. We may also have to redesign our products so they do not infringe, misappropriate, or otherwise violate third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our products may not be available for commercialization or use. Such outcomes would increase our operating expenses, and if we cannot redesign our products in a non-infringing manner or obtain a license for any allegedly infringing aspect of our business, we may be forced to limit our product offerings, which could adversely affect our ability to compete effectively.

We are subject to rapidly changing and increasingly stringent laws and industry standards relating to privacy, data security, and data protection. The restrictions and costs imposed by these laws, or our actual or perceived failure to comply with them, could subject us to liabilities that adversely affect our business, operations, and financial performance.

We collect, process, store, and use a wide variety of data from current and prospective customers, including personal information, such as home addresses and geolocation. These activities are regulated by a variety of federal, state, local, and foreign privacy, data security, and data protection laws and regulations, which have become increasingly stringent in recent years.

Domestic privacy and data security laws are complex and changing rapidly. In the U.S., we are subject to a variety of laws and regulations, including regulation by federal government agencies, including the FTC, and state and local agencies. In addition to federal laws such as Section 5 of the Federal Trade Commission Act, the Gramm-Leach-Bliley Act, and the Fair Credit Reporting Act, many states have enacted laws regulating the collection, use, and disclosure of personal information and requiring that companies implement reasonable data security measures. Laws in all states and U.S. territories also require businesses to notify affected individuals, governmental entities, and/or credit reporting agencies of certain security breaches affecting personal information. These laws are not consistent, and compliance with them in the event of a widespread data breach is complex and costly.

Further, the California Consumer Privacy Act (the “CCPA”) took effect on January 1, 2020. The CCPA gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. The CCPA also created restrictions on “sales” of personal information that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes. Our products rely on these technologies and could be adversely affected by the CCPA’s restrictions. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation. Additionally, a new California ballot initiative, the California Privacy Rights Act (the “CPRA”), was recently passed in California. The CPRA will restrict use of certain categories of sensitive personal information that we handle; further restrict the use of cross-context behavioral advertising techniques on which our products may rely in the future; establish restrictions on the retention of personal information; expand the types of data breaches subject to the private right of action; and establish the

California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. The majority of the CPRA’s provisions will go into effect on January 1, 2023 (with a look back to January 1, 2022), and additional compliance investment and potential business process changes will likely be required. Additionally, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), another comprehensive state privacy law, that will also be effective January 1, 2023. The CCPA, CPRA, and CDPA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

In addition, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet, may be or become applicable to our business, such as the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act (the “TCPA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act. In particular, the TCPA imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. Claims that we have violated the TCPA could be costly to litigate, and if successful, expose us to substantial statutory damages.

Foreign privacy laws are also undergoing a period of rapid change, have become more stringent in recent years, and may increase the costs and complexity of offering our products in new geographies. In Canada, where we operate, PIPEDA, and various provincial laws require that companies give detailed privacy notices to consumers, obtain consent to use personal information, with limited exceptions, allow individuals to access and correct their personal information, and report certain data breaches. In addition, Canada’s Anti-Spam Legislation (“CASL”) prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with PIPEDA, CASL, or provincial privacy or data protection laws could result in significant fines and penalties or possible damage awards.

We operate in the European Union, which has adopted strict data privacy and security regulations in its GDPR. The GDPR imposes strict requirements on controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, and restrictions on the flow of personal data outside of the EU. The GDPR also provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection. Following its departure from the European Union, the United Kingdom has adopted a separate regime based on the GDPR that imposes similarly onerous requirements. Companies that violate the EU or U.K. regime can face private litigation, prohibitions on data processing, and fines of up to the greater of 4% of their worldwide annual revenue or 20 million Euros (for the EU) or £17.5 million (for the U.K.). Other EU and U.K. data protection laws restrict the ability of companies to market electronically, including through the use of cookies and similar technologies on which we rely for our marketing. Other countries outside of Europe increasingly emulate European data protection laws. As a result, operating our business or offering our services in Europe or other countries with similar data protection laws would subject us to substantial compliance costs and potential liability and may require changes to the ways we collect and use consumer information.

In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards by which we are legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may face substantial liability or fines. Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms as a result of industry regulatory or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations.

Further, we are subject to the PCI Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. We rely on vendors to handle PCI matters and to ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI Data Security Standard, based on past, present, and future business practices, which could have an adverse impact on our business and reputation. See also “Failure to comply with laws, regulations, and enforcement activities, or changes in statutory, regulatory, accounting, and other legal requirements could potentially impact our operating and financial results.”

Despite our efforts to comply with all applicable data protection laws and regulations, our interpretations of such laws and regulations and such measures to comply therewith may have been or may prove to be insufficient or incorrect, and we may not be successful in achieving compliance with the rapidly evolving privacy, data security, and data protection requirements discussed above. Any actual or perceived non-compliance could result in litigation and proceedings against us by governmental entities, customers, or others, fines and civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our business in certain jurisdictions, negative publicity and harm to our brand and reputation, and reduced overall demand for our products and services. Such occurrences could adversely affect our business, financial condition, and results of operations. Our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities.

Our business could be adversely impacted by changes in the internet and mobile device accessibility of users. Companies and governmental agencies may restrict access to our products and services, our mobile apps, website, app stores, or the internet generally, which could negatively impact our operations.

Our business depends on customers accessing our products and services via a mobile device or a personal computer, and the internet. We may operate in jurisdictions that provide limited internet connectivity, particularly as we expand internationally. Internet access and access to a mobile device or personal computer are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of consumers’ ability to access our products and services. In addition, the internet infrastructure that we and our customers rely on in any particular geographic area may be unable to support the demands placed upon it and could interfere with the speed and availability of our products and services. Any such failure in internet or mobile device or computer accessibility, even for a short period of time, could adversely affect our results of operations.
Governmental agencies in any of the countries in which we or our customers are located could block access to or require a license for our mobile apps, website, or the internet generally for a number of reasons, including security, confidentiality, or regulatory concerns. In addition, companies may adopt policies that prohibit their employees from using our products and services. If companies or governmental entities block, limit, or otherwise restrict customers from accessing our products and services, our business could be negatively impacted, the number of customers could decline or grow more slowly, and our results of operations could be adversely affected.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition, and results of operations.

We are subject to the FCPA, U.S. domestic bribery laws, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business, we may engage with business partners and third-party intermediaries to market our offerings and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

We cannot assure you that all of our employees and agents will not take actions in violation of any of the above laws, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

Detecting, investigating, and resolving actual or alleged violations of any of the above laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition, and results of operations could be harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

From time to time, we may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.
From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, data privacy and protection, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, all of which could negatively affect our revenue growth. The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and operating results.

Risks Related to Our Dependence on Third Parties

We face risks associated with suppliers from whom our products are sourced and are dependent on a limited number of suppliers.
We purchase substantially all of the resources for our products including diamonds, gemstones, precious metals, parts, packaging, and raw materials from domestic and international suppliers. For our business to be successful, our suppliers must be willing and able to provide us with resources in substantial quantities, in compliance with regulatory requirements, and further in compliance with our ethical and environmentally responsible standards, at acceptable costs and on a timely basis. Our ability to obtain a sufficient selection or volume of resources on a timely basis at competitive prices could suffer as a result of any deterioration or change in our supplier relationships or events that adversely affect our suppliers.
We typically do not enter into long-term contracts with our suppliers, and in some cases do not have formal written contracts, and, as such, we operate without significant contractual assurances of continued supply, pricing or access to resources. Pricing with suppliers is typically established and renegotiated based on product specifications, market conditions, and other variables. Any of our suppliers could discontinue supplying us with desired inputs in sufficient quantities or offer us less favorable terms on future transactions for a variety of reasons. The benefits we currently experience from our supplier relationships could be adversely affected if our suppliers:

•discontinue selling resources to us;
•enter into arrangements with competitors that could impair our ability to source their products, including by giving our competitors exclusivity arrangements or limiting our access to certain resources;
•raise the prices they charge us;
•change pricing terms to require us to pay on delivery or upfront, including as a result of changes in the credit relationships some of our suppliers have with their various lending institutions; or
•lengthen their lead times.

Events that adversely impact our suppliers could impair our ability to obtain adequate and timely supplies. Such events include, among others, difficulties or problems associated with our suppliers’ businesses, their financial instability and labor problems, resource quality and safety issues, natural or man-made disasters, inclement weather conditions, war, acts of terrorism and other political instability, economic conditions, shipment issues, the availability of their raw materials, and increased production costs. Our suppliers may be forced to reduce their production, shut down their operations, or file for bankruptcy. The occurrence of one or more of these events could impact our ability to get products to our customers, result in disruptions to our operations, increase our costs, and decrease our profitability.

We also source resources directly from suppliers outside of the U.S., including Russia, Canada, Botswana, Namibia, South Africa, Australia, Malawi, Sea of Cortez, Sri Lanka, and Zambia. A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. Furthermore, Our Beyond Conflict Free Diamonds are sourced from a select group of diamond suppliers with a robust chain of custody protocol for their diamonds and are required to source diamonds that originate from specific mine operations or specific countries that have demonstrated their commitment to follow internationally recognized labor, trade, and environmental standards. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers of Beyond Conflict Free Diamonds could substantially impair our ability to acquire such diamonds at commercially reasonable prices, if at all. Generally, diamond prices depend on the attributes of the diamond. Similarly, we craft our gold and silver fine jewelry from primarily recycled precious metals, and we work with our suppliers to source recycled platinum when available and from refiners that are known to use recycled materials in their platinum products. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control, including increased shipping costs, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas suppliers’ ability to produce and deliver resources, increased custom duties and tariffs, unforeseen delays in customs clearance of goods, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, port of entry issues and foreign government regulations, political instability, and economic uncertainties in the countries from which we or our suppliers source our products. For example, our resource sourcing could be impacted by current and future travel restrictions and/or the shut-down of certain businesses globally due to the COVID-19 pandemic, and our precious metals sourcing has been disrupted by the COVID-19 pandemic, including in India where we source our recycled platinum. In addition, a majority of the world’s diamond supply is cut and polished in India, which could by adversely impacted by the COVID-19 pandemic. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our resources are produced. Moreover, negative press or reports about internationally sourced resources may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international suppliers or internationally sourced resources could have a material adverse effect on our business, financial condition, and results of operations.

Material changes in the pricing practices of our suppliers could negatively impact our profitability. Our suppliers may also increase their pricing if their raw materials became more expensive. The resources used to manufacture our products are subject to availability constraints and price volatility. Our suppliers may pass the increase in sourcing costs to us through price increases, thereby impacting our margins. Moreover, many suppliers and manufacturers of diamonds, as well as retailers of diamonds and diamond jewelry, are vertically integrated, and we expect they will continue to vertically integrate their operations either by developing retail channels for the products they manufacture or acquiring sources of supply, including, without limitation, diamond mining operations. To the extent such vertical integration efforts are successful, some of the fragmentation in the existing diamond supply chain could be eliminated, our ability to obtain an adequate supply of diamonds and fine jewelry from multiple sources could be limited, and our competitors may be able to obtain diamonds at lower prices.

In addition, some of our suppliers may not have the capacity to supply us with sufficient resources to keep pace with our growth plans, especially if we plan to manufacturer significantly greater amounts of inventory. In such cases, our ability to pursue our growth strategy will depend in part upon our ability to develop new supplier relationships. Some of our suppliers are owned by vertically-integrated companies with retail divisions that compete with us and, as such, we are exposed to the risk that these suppliers may not be willing, or may become unwilling, to sell their products to us on acceptable terms, or at all.

We rely on a limited number of suppliers to supply the majority of the resources to our products and are thus exposed to concentration of supplier risk. If we were to lose any significant supplier, we may be unable to establish additional or replacement sources for our products that meet our quality controls and standards in a timely manner or on commercially reasonable terms, if at all.

We rely on our suppliers, third-party carriers, and third-party jewelers as part of our fulfillment process, and these third parties may fail to adequately serve our customers.

We significantly rely on our suppliers to promptly ship us diamonds and other fine jewelry ordered by our customers. Any failure by our suppliers to sell and ship such products to us in a timely manner will have an adverse effect on our ability to fulfill customer orders and harm our business and results of operations. Our suppliers, in turn, rely on third-party carriers to ship diamonds to us, and in some cases, directly to our customers. We also rely on a limited number of third-party carriers to deliver inventory to us and product shipments to our customers. We and our suppliers are therefore subject to the risks, including employee strikes, inclement weather, power outages, national disasters, rising fuel costs, and financial constraints associated with such carriers’ abilities to provide delivery services to meet our and our suppliers’ shipping needs. In addition, for some customer orders we rely on third-party jewelers to assemble and ship the product. Our suppliers’, third-party carriers’, or third-party jewelers’ failure to deliver high-quality products to us or our customers in a timely manner or to otherwise adequately serve our customers would damage our reputation and brand, and substantially harm our business and results of operations.

We rely on a limited number of contract manufacturers and logistics partners for our products. A loss of any of these partners could negatively affect our business.

We rely on a limited number of contract manufacturers and logistics partners to manufacture and transport our products. In the event of interruption from any of our contract manufacturers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Our contract manufacturers’ primary facilities are principally located in the U.S., India, Mexico, and Thailand, and furthermore are geographically concentrated in limited regions of each. Thus, our business could be adversely affected if one or more of our manufacturers is impacted by a natural disaster, an epidemic such as the current COVID-19 pandemic, or other interruption at a particular location. For example, the COVID-19 pandemic caused interruptions in the development, manufacturing (including the sourcing of key materials), and shipment of our products, which could adversely impact our revenue, gross margins, and operating results. Such interruptions may be due to, among other things, temporary closures of our facilities or those of our contract manufacturers, and other vendors in our supply chain; restrictions on travel or the import/export of goods and services from certain ports that we use; and local quarantines.

If we experience a significant increase in demand for our products that cannot be satisfied adequately through our existing manufacturing channels, or if we need to replace an existing manufacturer, we may be unable to supplement or replace them on terms that are acceptable to us, which may undermine our ability to deliver our products in a timely manner. For example, if we require additional manufacturing support, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build our products to our specifications in sufficient volume. Identifying suitable manufacturers and logistics partners is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any of our contract manufacturers or logistics partners could have an adverse effect on our business, financial condition, and operating results.

We rely on third parties for elements of the payment processing infrastructure underlying our business and are subject to risks related to online payment methods.

The convenient payment mechanisms provided by our business are key factors contributing to the development of our business. We rely on third parties for elements of our payment processing infrastructure to accept payments from customers and remit payments to suppliers. These third parties may refuse to renew our agreements with them on commercially reasonable terms or at all. If these companies become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted. For certain payment methods, including credit and debit cards, and third party financing sources, we generally pay interchange fees and other processing and gateway fees, and such fees result in significant costs. In addition, online payment providers are under continued pressure to pay increased fees to banks to process funds, and there is no assurance that such online payment providers will not pass any increased costs on to us. If these fees increase over time, our operating costs will increase, which could adversely affect our business, financial condition, and results of operations.
Future failures of the payment processing infrastructure underlying our business could cause customers to lose trust in our payment operations and could cause them to instead turn to our competitors’ products and services. If the quality or convenience of our payment processing infrastructure declines as a result of these limitations or for any other reason, the attractiveness of our business to customers could be adversely affected. If we are forced to migrate to other third-party payment service providers for any reason, the transition would require significant time and management resources, and may not be as effective, efficient, or well-received by our customers.

As our business changes, we also may be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from customers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition, and results of operations could be materially adversely affected.

We occasionally receive orders placed with fraudulent credit card or other payment data, including stolen credit card numbers, or from clients who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payment obligations. We may suffer losses as a result of orders placed with fraudulent credit card data or other fraudulent payment date even if the associated financial institution approved payment of the orders. Under current credit card practices and the practices of our other payment processing partners, we may be liable for fraudulent credit card or other payment transactions. If we are unable to detect or control credit card or other fraud, our liability for these transactions could harm our business, financial condition, and results of operations.

Our business relies on third party providers of cloud services, and any disruption of, or interference with, our use of cloud services could adversely affect our business, financial condition, or results of operations.

We outsource substantially all of our core cloud infrastructure services to third-party providers, including Amazon Web Services and NetSuite. The third-party providers provide the cloud computing infrastructure we use to host our website and mobile apps, serve our customers, and support our operations and many of the internal tools we use to operate our business. Our website, mobile apps, and internal tools use computing, storage, data transfer, and other functions and services provided by third parties. We do not have control over the operations of the facilities of the third-party providers that we use. The third-party providers’ facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures, and other events beyond our control. In the event that any third-party provider’s systems or service abilities are hindered by any of the events discussed above, particularly in a region where our website is mainly hosted, our ability to operate our business may be impaired. A decision to close the facilities without adequate notice or other unanticipated problems or disruptions could result in lengthy interruptions to our business. All of the aforementioned risks may be exacerbated if our business continuity and disaster recovery plans prove to be inadequate.

Additionally, data stored with any third-party provider is vulnerable to experiencing cyberattacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial-of-service or other attacks, employee theft or misuse and general hacking. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data, or disrupt our ability to provide our products and services, including due to any failure by us to properly configure our third-party provider environment. Our business’ continuing and uninterrupted performance is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our products and services to them. We may not be able to easily switch our current operations to another cloud or other data center provider if there are disruptions or interference with our use of a third-party provider, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Sustained or repeated system failures would reduce the attractiveness of our products and services, harm our reputation, and potentially reduce net sales. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact our business. For more information, see “—We rely heavily on our information technology systems, as well as those of our third-party vendors and service providers, for our business to effectively operate and to safeguard confidential information and any significant failure, inadequacy or interruption of these systems, security breaches or loss of data could materially adversely affect our business, financial condition and operations.”

The third-party providers do not have an obligation to renew their agreements with us on terms acceptable to us or at all. Although alternative data center providers could host our business on a substantially similar basis to our current third-party providers, transitioning our current cloud infrastructure to alternative providers could potentially be disruptive, and we could incur significant one-time costs. If we are unable to renew our agreement with our third-party providers on commercially acceptable terms, if our agreements with our third-party providers are prematurely terminated, or if we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If any of our infrastructure providers increase the costs of their services, our business, financial condition, or results of operations could be materially and adversely affected.

We rely primarily on third-party insurance policies to insure our operations-related risks. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition, and results of operations.

We procure third-party insurance policies to cover various operations-related risks, including employment practices liability, workers’ compensation, property and casualty, cybersecurity, directors’ and officers’ liability, and general business liabilities. We rely on a limited number of insurance providers, and should such providers discontinue or increase the cost of coverage, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. If our insurance carriers change the terms of our policies in a manner not favorable to us, our insurance costs could increase, and our ability to adequately ensure the risks to our business could be impaired. A substantial amount of our inventory is in the custody of third parties such as our manufacturing partners, at any given time, and we are reliant on the adequacy of their insurance policies to cover potential loss or damage of our inventory in the custody of third parties. Any failure of such insurance policies to cover an event of loss or damage to inventory in the custody of third parties may result in a material loss to us. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, or if we are required to purchase additional insurance for other aspects of our business, we could be liable for significant additional costs. Additionally, if any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make.

If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions, co-insurance, or otherwise paid by our insurance policy. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, and results of operations could be adversely affected if the cost per claim, premiums, the severity of claims, or the number of claims significantly exceeds our historical experience and coverage limits; we experience a claim in excess of our coverage limits; our insurance providers fail to pay on our insurance claims; we experience a claim for which coverage is not provided; or the number of claims under our deductibles or self-insured retentions differs from historical averages.

Risks Related to Our Organizational Structure

Our principal asset is our interest in Brilliant Earth, LLC, and, as a result, we depend on distributions from Brilliant Earth, LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement (as defined herein). Brilliant Earth, LLC’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of LLC Interests (as defined herein). As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of Brilliant Earth, LLC and distributions we receive from Brilliant Earth, LLC. There can be no assurance that Brilliant Earth, LLC will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in any applicable debt instruments, will permit such distributions. Brilliant Earth, LLC is currently subject to debt instruments or other agreements that restrict its ability to make distributions to us, which may in turn affect Brilliant Earth, LLC’s ability to pay distributions to us and thereby adversely affect our cash flows.

Brilliant Earth, LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, any taxable income of Brilliant Earth, LLC will be allocated to holders of LLC Interests, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of Brilliant Earth, LLC. Under the terms of the Brilliant Earth LLC Agreement, Brilliant Earth, LLC will be obligated, subject to various limitations and restrictions, including with respect to our debt agreements, to make tax distributions to holders of LLC Interests, including us. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect will be significant. We intend, as its managing member, to cause Brilliant Earth, LLC to make cash distributions to the holders of LLC Interests in an amount sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the Tax Receivable Agreement. However, Brilliant Earth, LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Brilliant Earth, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Brilliant Earth, LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities, or to fund our operations (including, if applicable, as a result of an acceleration of our obligations under the Tax Receivable Agreement), we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition, and subject us to various restrictions imposed by any lenders of such funds. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. In addition, if Brilliant Earth, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired, although we do not anticipate declaring or paying any cash dividends on our Class A common stock and Class D common stock in the foreseeable future.

Under the Brilliant Earth LLC Agreement, we intend to cause Brilliant Earth, LLC, from time to time, to make distributions in cash to its equityholders (including us) in amounts sufficient to cover the taxes imposed on their allocable share of taxable income of Brilliant Earth, LLC. As a result of (1) potential differences in the amount of net taxable income allocable to us and to Brilliant Earth, LLC’s other equityholders, (2) the lower tax rate applicable to corporations as opposed to individuals, and (3) certain tax benefits that we anticipate from (a) future purchases or redemptions of LLC Interests from the Continuing Equity Owners, (b) payments under the Tax Receivable Agreement and (c) any acquisition of interests in Brilliant Earth, LLC from other equityholders in connection with the consummation of the Transactions, these tax distributions may be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for LLC Interests and corresponding shares of Class A common stock or Class D common stock, as applicable, will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A common stock or Class D common stock we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending it (or a portion thereof) to Brilliant Earth, LLC, which may result in shares of our Class A common stock and Class D common stock increasing in value relative to the value of LLC Interests. The holders of LLC Interests may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock or Class D common stock, as applicable, in exchange for their LLC Interests, notwithstanding that such holders may have participated previously as holders of LLC Interests in distributions that resulted in such excess cash balances.

The Tax Receivable Agreement with the Continuing Equity Owners requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial.

In connection with the consummation of our initial public offering of our Class A common stock, we entered into a Tax Receivable Agreement with Brilliant Earth, LLC and each of the Continuing Equity Owners (as defined.herein). Under the Tax Receivable Agreement, we are required to make cash payments to the Continuing Equity Owners equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) increases in Brilliant Earth Group, Inc.’s allocable share of the tax basis of Brilliant Earth, LLC’s assets resulting from (a) Brilliant Earth Group, Inc.’s purchase of LLC Interests directly from Brilliant Earth, LLC and from each Continuing Equity Owner, (b) any future redemptions or exchanges of LLC Interests for Class A common stock, Class D common stock, or cash, and (c) certain distributions (or deemed distributions) by Brilliant Earth, LLC; and (2) certain tax benefits arising from payments under the Tax Receivable Agreement. We expect that the amount of the cash payments we will be required to make under the Tax Receivable Agreement will be substantial. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned upon continued ownership of Brilliant Earth, LLC by the exchanging Continuing Equity Owners. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. Assuming no material changes in the relevant tax laws and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that the tax savings associated with the purchase of LLC Interests in connection with the initial public offering of our Class A common stock, together with future redemptions or exchanges of all remaining LLC Interests owned by the Continuing Equity Owners pursuant to the Brilliant Earth LLC Agreement as described above, would aggregate to approximately $349.2 million over 20 years from the date of our initial public offering based on the initial public offering price of $12.00 per share of our Class A common stock assuming all future redemptions or exchanges would occur one year after September 23, 2021, the date of our initial public offering. Under such scenario, assuming future payments are made on the date each relevant tax return is due, without extensions, we would be required to pay approximately 85% of such amount, or approximately $296.9 million, over the 20-year period from September 23, 2021. The actual increase in tax basis and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors including: the timing of redemptions by the Continuing Equity Owners; the price of shares of our Class A common stock at the time of the exchange; the extent to which such exchanges are taxable; the amount of gain recognized by such Continuing Equity Owners; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the portion of our payments under the Tax Receivable Agreement constituting imputed interest; and the federal and state tax rates then applicable.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit holders of our Class A common stock to the same extent that it will benefit the Continuing Equity Owners.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit the holders of our Class A common stock to the same extent that it will benefit the Continuing Equity Owners. We entered into the Tax Receivable Agreement with Brilliant Earth, LLC and the Continuing Equity Owners in connection with the completion of our initial public offering and the Transactions, which will provide for the payment by us to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (1) increases in Brilliant Earth Group, Inc.’s allocable share of the tax basis of Brilliant Earth, LLC’s assets resulting from (a) Brilliant Earth Group, Inc.’s purchase of LLC Interests from each Continuing Equity Owner, (b) any future redemptions or exchanges of LLC Interests for Class A common stock or Class D common stock, and (c) certain distributions (or deemed distributions) by Brilliant Earth, LLC; and (2) certain tax benefits arising from payments under the Tax Receivable Agreement. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for our Class A common stock.

In certain cases, payments under the Tax Receivable Agreement to the Continuing Equity Owners may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that if (1) we materially breach any of our material obligations under the Tax Receivable Agreement, (2) certain mergers, asset sales, other forms of business combinations or other changes of control occur after the consummation of our initial public offering, or (3) we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments will be determined based on certain assumptions, including an assumption that we will have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.

As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions (including that we earn sufficient taxable income to realize all potential tax benefits that are subject to the Tax Receivable Agreement), which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. Such cash payment to the Continuing Equity Owners could be greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

We will not be reimbursed for any payments made to the Continuing Equity Owners under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

Payments under the Tax Receivable Agreement are based on the tax reporting positions that we determine, and the U.S. Internal Revenue Service (the “IRS”), or another tax authority, may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to adversely affect the rights and obligations of Mainsail (as defined herein) or Just Rocks (as defined herein) in any material respect under the Tax Receivable Agreement, then we will not be permitted to settle such challenge without the consent (not to be unreasonably withheld or delayed) of Mainsail or Just Rocks, as applicable. The interests of Mainsail and Just Rocks in any such challenge may differ from or conflict with our interests and your interests, and Mainsail and Just Rocks may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made to the Continuing Equity Owners under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a Continuing Equity Owner are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a Continuing Equity Owner will be netted against future cash payments, if any, that we might otherwise be required to make to such Continuing Equity Owner, under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a Continuing Equity Owner for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments we made previously under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of any actual cash tax savings that we realize in respect of the tax attributes with respect to a Continuing Equity Owner that are the subject of the Tax Receivable Agreement.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.

We are subject to taxation by U.S. federal, state, local, and foreign tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•allocation of expenses to and among different jurisdictions;
•changes to our assessment about our ability to realize, or in the valuation of, our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, tax treaties, regulations or interpretations thereof;
•the outcome of current and future tax audits, examinations, or administrative appeals;

•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.

Any changes in U.S. or foreign taxation may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations. In particular, new income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified, or applied adversely to us.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), including as a result of our ownership of Brilliant Earth, LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

We and Brilliant Earth, LLC intend to conduct our operations so that we will not be deemed an investment company. As the sole managing member of Brilliant Earth, LLC, we control and operate Brilliant Earth, LLC. On that basis, we believe that our interest in Brilliant Earth, LLC is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of Brilliant Earth, LLC, or if Brilliant Earth, LLC itself becomes an investment company, our interest in Brilliant Earth, LLC could be deemed an “investment security” for purposes of the 1940 Act.

We and Brilliant Earth, LLC intend to conduct our operations so that we will not be deemed an investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Risks related to the Ownership of Our Class A Common Stock

The Continuing Equity Owners have significant influence over us, including control over decisions that require the approval of stockholders.

The Continuing Equity Owners control, in the aggregate, approximately 98.2% of the voting power represented by all our outstanding classes of stock. As a result, the Continuing Equity Owners exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our board, any amendment of our amended and restated certificate of incorporation or bylaws, and any approval of significant corporate transactions (including a sale of all or substantially all of our assets), and will continue to have significant control over our business, affairs, and policies, including the appointment of our management. The directors that the Continuing Equity Owners have the ability to elect through their voting power have the authority to incur additional debt, issue or repurchase stock, declare dividends, and make other decisions that could be detrimental to stockholders.

Certain members of our board are appointed by and/or affiliated with the Continuing Equity Owners. The Continuing Equity Owners can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power with the Continuing Equity Owners may have an adverse effect on the price of our Class A common stock. The Continuing Equity Owners may have interests that are different from yours and may vote in a way with which other stockholders disagree and that may be adverse to interests of our other stockholders.

Our stock price may change significantly and you could lose all or part of your investment as a result.

The price of shares of our Class A Common stock may fluctuate based on

•technology changes, changes in consumer behavior in our industry;
•security breaches related to our systems or those of our affiliates or strategic partners;
•changes in economic conditions for companies in our industry;
•changes in market valuations of, or earnings and other announcements by, companies in our industry;
•declines in the market prices of stocks generally, particularly those of jewelry and consumer retail;
•strategic actions by us or our competitors;
•announcements by us, our competitors or our strategic partners of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships, or capital commitments;
•changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the jewelry and consumer retail environment;
•changes in business or regulatory conditions;
•future sales of our Class A common stock or other securities;
•investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•announcements relating to litigation or governmental investigations;
•guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
•the development and sustainability of an active trading market for our stock;
•changes in accounting principles; and
•other events or factors, including those resulting from system failures and disruptions, natural disasters, war, acts of terrorism, an outbreak of highly infectious or contagious diseases, such as COVID-19, or responses to these events.

Furthermore, the stock market may experience extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of management from our business regardless of the outcome of such litigation.

We cannot predict the effect our multi-class structure may have on the market price of our Class A common stock.

We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices and in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the multi-class structure of our stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible they may depress valuations, compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements and holders of our Class A common stock may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Mainsail and our Founders (as defined herein) have more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the corporate governance rules of Nasdaq. As such, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements, including the requirements to have a majority of independent directors on our board of directors, an entirely independent nominating and corporate governance committee, an entirely independent compensation committee or to perform annual performance evaluations of the nominating and corporate governance and compensation committees.
The corporate governance requirements and specifically the independence standards are intended to ensure that directors who are considered independent are free of any conflicting interest that could influence their actions as directors. We intend to utilize certain exemptions afforded to a “controlled company.” As a result, we are not be subject to certain corporate governance requirements, including that a majority of our board of directors consists of “independent directors,” as defined under the Nasdaq rules. In addition, we are not required to have a nominating and corporate governance committee or compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or to conduct annual performance evaluations of the nominating and corporate governance and compensation committees.

Accordingly, holders of our Class A common stock may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

Certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may have an antitakeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

•a classified board of directors with staggered three-year terms;
•the ability of our board of directors to issue one or more series of preferred stock;
•at any time when Mainsail and our Founders beneficially own, in the aggregate, at least a majority of the voting power of our outstanding capital stock, our stockholders may take action by consent without a meeting, and at any time when Mainsail and our Founders beneficially own, in the aggregate, less than the majority of the voting power of our outstanding capital stock, our stockholders may not take action by consent, but may only take action at a meeting of stockholders;
•vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders, subject to the rights granted pursuant to the stockholders agreement;
•advance notice procedures apply for stockholders (other than the parties to our stockholders agreement for nominations made pursuant to the terms of the stockholders agreement) to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•the inability of our stockholders to call a special meeting of stockholders;
•prohibit cumulative voting in the election of directors;
•at any time when Mainsail and our Founders beneficially own, in the aggregate, at least a majority of the voting power of our outstanding capital stock, directors may be removed at any time with or without cause upon the affirmative vote of the holders of capital stock representing a majority of the voting power of our outstanding shares of capital stock entitled to vote thereon, and at any time when Mainsail and our Founders beneficially own, in the aggregate, less than the majority of the voting power of our outstanding shares of capital stock entitled to vote generally in the election of directors, in the aggregate, directors may only be removed for cause and only upon the affirmative vote of at least 66 2/3% of the holders of capital stock representing the voting power of our outstanding shares of capital stock entitled to vote thereon; and
•that certain provisions of amended and restated certificate of incorporation may be amended only by the affirmative vote of at least 66 2/3% of the voting power represented by our then-outstanding common stock.

These antitakeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

In addition, we have opted out of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), but our amended and restated certificate of incorporation provides that engaging in any of a broad range of business combinations with any “interested” stockholder (generally defined as any stockholder with 15% or more of our voting stock) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions.

The JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC. This reduced disclosure may make our Class A common stock less attractive to investors.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual net sales are less than $1.07 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•the last day of its fiscal year in which it has annual gross revenue of $1.07 billion or more;
•the date on which it has, during the previous three-year period, issued more than $1.07 billion in nonconvertible debt; and
•the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non‑affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been required to file annual and quarterly reports under the Exchange, for a period of at least 12 months, and (3) has filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an “emerging growth company” and could remain an “emerging growth company” until as late as December 31, 2026. For so long as we are an “emerging growth company,” we will, among other things:

•not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act;
•not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;
•not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;
•be exempt from the requirement of the Public Company Accounting Oversight Board, regarding the communication of critical audit matters in the auditor’s report on the financial statements; and
•be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, our condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.
Investors may find our Class A common stock less attractive as a result of our decision to take advantage of some or all of the reduced disclosure requirements above. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Pursuant to the Dodd-Frank Act and SEC rules, we must file public disclosures regarding the country of origin of certain supplies, which could damage our reputation or impact our ability to obtain merchandise if customers or other stakeholders react negatively to our disclosures.

In August 2012, the SEC, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), issued final rules, which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex and, while management believes that the rules currently cover less than 1% of annual worldwide gold production (based upon recent estimates), the final rules require us and other affected companies that file with the SEC to make specified country of origin inquiries of our suppliers, and otherwise to exercise reasonable due diligence in determining the country of origin and certain other information relating to any of the statutorily designated minerals (gold, tin, tantalum, and tungsten), that are used in products sold by us in the U.S. and elsewhere.

There may be reputational risks associated with any potential negative response of our customers and other stakeholders to future disclosures by us in the event that, due to the complexity of the global supply chain, we are unable to sufficiently verify the origin of the relevant metals. Also, if future responses to verification requests by suppliers of any of the covered minerals used in our products are inadequate or adverse, our ability to obtain merchandise may be impaired, and its compliance costs may increase. The final rules also cover tungsten and tin, which are contained in a small proportion of items that are sold by us. It is possible that other minerals, such as diamonds, could be subject to similar rules.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters and the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides (A) (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, or if there is any fluctuation in our credit rating, our stock price and trading volume could decline.

The trading market for our Class A common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If one or more of the analysts who cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts stops covering us or fails to publish reports on us regularly, we could lose visibility in the market, which, in turn, could cause our stock price or trading volume to decline.
Additionally, any fluctuation in the credit rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt, which could have a material adverse effect on our operations and financial condition, which in return may adversely affect the trading price of shares of our Class A common stock.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section of this Quarterly Report on Form 10-Q titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: revenue recognition, including revenue-related reserves; legal contingencies; valuation of our common stock and equity awards; income taxes; and sales and indirect tax reserves. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.

The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of September 30, 2021, we have outstanding a total of 9,583,332 shares of Class A common stock. Of the outstanding shares, the 9,583,332 shares sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act, other than any shares held by our affiliates. Any shares of Class A common stock held by our affiliates will be eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

Our directors and executive officers, and substantially all of our pre-initial public offering stockholders entered into lock-up agreements with the underwriters of our initial public offering which, subject to certain exceptions, restrict the sale of the shares of our Class A common stock and certain other securities held by them for a period of 180 days after the date of the Prospectus. J.P. Morgan Securities LLC and

Credit Suisse Securities (USA) LLC may, in their sole discretion and at any time without notice, release all or any portion of the shares or securities subject to any such lock-up agreements.

In addition, we have reserved 10,923,912 shares of Class A common stock for issuance under our 2021 Incentive Award Plan and 1,638,586 shares of Class A common stock for issuance under our Employee Stock Purchase Plan. Any Class A common stock that we issue under the 2021 Plan, the ESPP, or other equity incentive plans that we may adopt in the future would dilute your percentage ownership in our Class A common stock.

As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our shares of Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

In the future, we may also issue securities in connection with investments, acquisitions or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. Any such issuance of additional securities in the future may result in additional dilution to you, or may adversely impact the price of our Class A common stock.

General Risk Factors

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Nasdaq regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

We are subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

In addition, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which will require us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, and we become an accelerated or large accelerated filer. As described above, we could potentially qualify as an “emerging growth company” until as late as December 31, 2026.

We expect to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment. If we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

We will incur significant costs as a result of operating as a public company.

Prior to our initial public offering, we operated on a private basis, and most of our management team does not have public company experience. We are now subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Global Market and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more difficult, time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. We also expect that being a newly public company and being subject to new rules and regulations will make it more expensive for us to obtain director and officer liability or other types of insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action, and potentially civil litigation. These factors may, therefore, strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

On September 22, 2021, the Company issued (i) 35,542,035 shares of Class B common stock of the Company, par value $0.0001 per share, to Mainsail Partners III, L.P., a Delaware limited partnership, Mainsail Incentive Program, LLC, a Delaware limited liability company, Mainsail Co-Investors III, L.P., a Delaware Limited Partnership and the Members (as defined in the Amended and Restated Limited Liability Company Agreement of Brilliant Earth, LLC, dated September 22, 2021), on a one-to-one basis equal to the number of common membership interests of the LLC it owns, in exchange for nominal consideration and (ii) 49,505,250 shares of Class C common stock of the Company, par value $0.0001 per share, to Just Rocks, Inc., a Delaware corporation, on a one-to-one basis equal to the number of common membership interests of the LLC it owns, in exchange for nominal consideration (the “Exchange”).

No underwriters were involved in the issuance and sale of the shares of Class B common stock or the issuance of shares of Class C common stock pursuant to the Exchange. The shares of Class B common stock and Class C common stock were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering.

Use of Proceeds

On September 27, 2021, we completed the IPO of shares of our Class A common stock, in which we issued and sold 9,583,332 shares of our Class A common stock, including the full exercise by the underwriters of the offering of their option to purchase 1,249,999 shares, at a price to the public of $12.00 per share. We raised net proceeds to us of approximately $101.9 million, after deducting the underwriting discount of $7.5 million and offering expenses of $5.6 million. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333- 259164), as amended (the “Registration Statement”), declared effective by the SEC on September 22, 2021. J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Jefferies LLC and Cowen and Company, LLC acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The net proceeds of the IPO were used to purchase 8,333,333 LLC Units from Brilliant Earth, LLC and 1,249,999 LLC Units in the form of a redemption from the Continuing Equity Owners at a price per unit equal to the IPO price of $11.22 per share after deducting the underwriting discount. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Prospectus dated September 22, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Brilliant Earth Group, Inc.	8-K	001-40836	3.1	9/27/2021
3.2	Amended and Restated Bylaws of Brilliant Earth Group, Inc.	8-K	001-40836	3.2	9/27/2021
4.1	Specimen Stock Certificate evidencing shares of Class A Common Stock	S-1/A	001-40836	4.1	9/14/2021
10.1	Amended and Restated Limited Liability Company Agreement of Brilliant Earth, LLC, dated as of September 22, 2021.	8-K	001-40836	10.1	9/27/2021
10.2	Tax Receivable Agreement, dated as of September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and its Members.	8-K	001-40836	10.2	9/27/2021
10.3	Registration Rights Agreement, dated September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and its Original Equity Owners.	8-K	001-40836	10.3	9/27/2021
10.4	Stockholders Agreement, dated September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and the Original Members.	8-K	001-40836	10.4	9/27/2021
10.5	Offer letter, dated as of September 22, 2021, by and between Brilliant Earth Group, Inc. and Beth Gerstein.	8-K	001-40836	10.5	9/27/2021
10.6	Offer letter, dated as of September 22, 2021, by and between Brilliant Earth Group, Inc. and Eric Grossman.	8-K	001-40836	10.6	9/27/2021
10.7	Offer letter, dated as of September 22, 2021, by and between Brilliant Earth Group, Inc. and Jeffrey Kuo.	8-K	001-40836	10.7	9/27/2021
10.8	Brilliant Earth Group, Inc. 2021 Incentive Award Plan.	S-8	333-259736	99.1	9/23/2021
10.9	Brilliant Earth Group, Inc. 2021 Employee Stock Purchase Plan.	S-8	333-259736	99.2	9/23/2021
10,10	Form of Brilliant Earth, LLC Unit Restriction Agreement (Class M Units).	S-1/A	001-40836	10.9	9/14/2021
10.11	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	001-40836	10.11	9/14/2021
10.12	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	001-40836	10.12	9/14/2021
10.13	Non-Employee Director Compensation Program.	S-1/A	001-40836	10.14	9/14/2021
10.14	Form of Indemnification Agreement.	S-1/A	001-40836	10.15	9/14/2021
10.15†	Second Amendment to Loan and Security Agreement, dated as of August 6, 2021, by and among Brilliant Earth, LLC, the Lenders party thereto and Runway Growth Credit Fund Inc., as Agent.
10.16†	Third Amendment to Loan and Security Agreement, dated as of August 29, 2021, by and among Brilliant Earth, LLC, the Lenders party thereto and Runway Growth Finance Corp. (f/k/a Runway Growth Credit Fund Inc.), as Agent.	S-1/A	001-40836	10.4	9/14/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.
**	Furnished herewith.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). Brilliant Earth agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brilliant Earth Group, Inc.

November 12, 2021            By:/s/ Jeffrey Kuo
Jeffrey Kuo
Chief Financial Officer