Form 10-K
period 2021-12-31
Brilliant Earth Group, Inc.
filed 2022-03-22
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 18, 2022, there were 10,141,592 shares of the registrant's Class A common stock, $0.0001 par value per share, outstanding, 35,749,118 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding, 49,119,976 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding and no shares of the registrant’s Class D common stock, $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Specifically identified portions of the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders, which will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures, and debt service obligations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Other sections of this Annual Report on Form 10-K include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. This Annual Report on Form 10-K and the documents that we have filed as exhibits should be read with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

MARKET AND INDUSTRY DATA

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry, competitive position, and the markets in which we operate is based on information from independent industry and research organizations, other third-party sources, and management estimates. Management estimates are derived from publicly available information released by independent industry analysts and other third-party sources, as well as data from our internal research, and are based on assumptions made by us upon reviewing such data, and our experience in, and knowledge of, such industry and markets, which we believe to be reasonable. In addition, projections, assumptions and estimates of the future performance of the industry in which we operate and our future performance are necessarily subject to uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

The sources of certain statistical data, estimates, and forecasts contained in this Annual Report on Form 10-K are in the following independent industry and company generated reports:

•5W Public Relations, 5WPR 2020 Consumer Culture Report, April 2020 (the “5WPR Report”).
•Bain & Company, The Global Diamond Industry 2020-21, February 2021 (“The Bain Report”).
•Euromonitor International, Fine Jewellery, February 2022 (“Euromonitor”).
•YPulse, Millennials’ & Gen Z Teens’ 2020 Spending Power, January 2020 (“YPulse”).
•Brilliant Earth Customer Survey (the “Customer Insight Survey”), which we use to measure our customer’s preferences. Our methodology of conducting the Customer Insight Survey measures responses from customers who purchase products from us and chose to respond to the survey questions from January 2020 through April 2021. Throughout this Annual Report on Form 10-K, factors that are referred to as “an important factor” in our customers decision making process include customer responses that a factor is “somewhat important,” “moderately important,” “considerably important,” and “extremely important” and exclude responses that the factor was “not at all important.” We give no weight to customers who decline to answer the survey question.

BASIS OF PRESENTATION

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:

•“we,” “us,” “our,” the “Company,” “Brilliant Earth,” and similar references refer: (1) following the consummation of the Reorganization Transactions (as defined below), including our initial public offering (“IPO”) which occurred on September 23, 2021, to Brilliant Earth Group, Inc., and, unless otherwise stated, all of its subsidiaries, including Brilliant Earth, LLC, and (2) prior to the completion of the Reorganization Transactions, including the IPO, to Brilliant Earth, LLC.
•“Brilliant Earth LLC Agreement” refers to Brilliant Earth, LLC’s amended and restated limited liability company agreement, which became effective prior to the consummation of the IPO.
•“CAGR” refers to compound annual growth rate.
•“Continuing Equity Owners” refers collectively to holders of LLC Interests and our Class B common stock and Class C common stock immediately following consummation of the Reorganization Transactions, including our Founders (as defined below) and Mainsail (as defined below), who may, exchange at each of their respective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock or Class C common stock (and such shares shall be immediately cancelled)), as applicable, for, at our election (determined solely by our independent directors (within the meaning of the Nasdaq rules) who are disinterested), cash or newly-issued shares of our Class A common stock or Class D common stock, as applicable.
•“Founders” refers to Beth Gerstein, our Co-Founder and Chief Executive Officer, Eric Grossberg, our Co-Founder and Executive Chairman, and Just Rocks (as defined below).
•“Just Rocks” refers to Just Rocks, Inc., a Delaware corporation, which is jointly owned and controlled by our Founders.
•“LLC Interests” or “LLC Units” refers to the common units of Brilliant Earth, LLC, including those that we purchased with the net proceeds from the IPO.
•“Original Equity Owners” refers to the owners of LLC Interests in Brilliant Earth, LLC prior to the consummation of the Reorganization Transactions, collectively, which include Mainsail, Just Rocks, and certain executive officers and employees.

•“Mainsail” refers to Mainsail Partners III, L.P., our sponsor and a Delaware limited partnership, and certain funds affiliated with Mainsail Partners III, L.P., including Mainsail Incentive Program, LLC, and Mainsail Co-Investors III, L.P.
•“Reorganization Transactions” refers to the organizational transactions and the IPO, and the application of the net proceeds therefrom.
•“TRA” refers to the Tax Receivable Agreement with Brilliant Earth, LLC and the Continuing Equity Owners that provides for the payment by Brilliant Earth Group, Inc. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Brilliant Earth Group, Inc. actually realizes (or in some circumstances is deemed to realize) related to certain tax basis adjustments and payments made under the TRA.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Investors should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:
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

•An overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, governmental instability, war or the threat of war, and natural disasters may affect consumer purchases;
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

Part I - Financial Information
Item 1. Business

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

Our mission is to create a more transparent, sustainable, compassionate, and inclusive jewelry industry, and we are proud to offer customers distinctive and thoughtfully designed products that they can truly feel good about wearing.

Our Company

We were founded in 2005 as an e-commerce company with an ambitious mission and a single showroom in San Francisco. We have rapidly scaled our business while remaining focused on our mission and elevating the omnichannel customer experience. Through our intuitive digital commerce platform and personalized individual appointments in our showrooms, we cater to the shopping preferences of tech-savvy next-generation consumers. We create an educational, joyful, and approachable experience that is unique in the jewelry industry. Today, Brilliant Earth has sold to consumers in over 50 countries.

Throughout our history, we have invested in technology to create a seamless customer experience, inform our data-driven decision-making, improve efficiencies, and advance our mission. Our technology enables dynamic product visualization, augmented reality try-on, blockchain-enabled transparency, and rapid fulfillment of our flagship Create Your Own product. We leverage data capabilities to improve our marketing and operational efficiencies, personalize the customer experience, curate showroom inventory and merchandising, inform real estate decisions, and develop new product designs that reflect consumer preferences. We believe the Brilliant Earth digital experience drives higher satisfaction, engagement, and conversion both online and in-showroom.

Our made-to-order capabilities and virtual inventory model generate attractive inventory turns and negative working capital. We have achieved strong financial performance and rapid growth since our founding with minimal outside funding, and believe we are in the early stages of realizing our potential in a significant market opportunity.

Below is a summary of our performance for the year ended December 31, 2021:

•Net sales of $380.2 million, up 51.0% from $251.8 million for the year ended December 31, 2020;
•Net income of $26.3 million, up 21.7% from $21.6 million for the year ended December 31, 2020; and
•Net income margin of 6.9%, compared to 8.6% for the year ended December 31, 2020.

Below is a summary of our performance for the year ended December 31, 2020:

•Net sales of $251.8 million, up 25.1% from $201.3 million for the year ended December 31, 2019;
•Net income of $21.6 million, up 377.4% from $(7.8) for the year ended December 31, 2019; and
•Net income margin of 8.6%, compared to (3.9)% for the year ended December 31, 2019.

Our Opportunity

Global Jewelry Market

The global fine jewelry market is estimated to be worth approximately $280 billion, according to Euromonitor. Despite its size, the jewelry industry is highly fragmented and includes players like mall jewelers, local independent stores, and department stores, among others. According to The Bain Report, approximately 65% of the industry is composed of thousands of small and independent jewelers, many of which are struggling to address evolving consumer preferences for personalization and e-commerce, and are further limited by reduced purchasing power and an inventory-heavy model. Mall jewelers have also been slow to modernize an outdated retail experience, and face declining foot traffic. We believe the rapidly changing industry provides ample opportunity for Brilliant Earth to take share.

The bridal category—where we currently derive a large portion of our business—is among the most resilient in the jewelry industry. Engagement and wedding rings are an enduring tradition. Each year, there are over two million marriages in the U.S. alone, a number that has been consistent for the past ten years according to U.S. government statistics.

Engagement rings also have a high average order value (“AOV”) and are a highly considered purchase, often one of the largest purchases that a consumer will make. Given the emotional significance of this purchase, customers often form strong connections with the company from which they buy bridal jewelry and return for special occasions or self-gifting fine jewelry purchases.

Changing consumer preferences

Millennial and Gen Z consumers’ combined spending power neared $3 trillion in 2020, according to YPulse, and they are the largest opportunity for the jewelry industry. These consumers represent the core consumer of bridal-related products and a significant portion of the fine jewelry market. They are drawn to purpose-driven brands, are digitally savvy, and expect to shop whenever and wherever they want.

As consumers continue to shift purchases online, we believe consumers seek authentic brands with a strong digital presence and an engaged community. They are highly active on social media, where 81% of proposees looked for engagement ring inspiration.

While Millennial and Gen Z consumers appreciate digitally native brands, many also want an in-person experience where they can see, touch, and feel products, especially for a high value, considered purchase. They expect to be able to shop when and where they want with a seamless journey between brick-and-mortar and online. This requires strong digital capabilities and a true omnichannel experience. Millennial and Gen Z consumers also seek purpose-driven brands that are authentic, engaged with social and environmental issues, and help them express their individuality.

The Brilliant Earth Difference

Exceptional Omnichannel Customer Experience

We have reimagined the jewelry shopping experience with our seamless omnichannel model—allowing our customers to shop anywhere, anytime. Customers have joyful, personalized, and meaningful experiences on our website and in our reimagined showrooms. For those who shop online, we deliver a leading mobile-first digital platform with dynamic visualization that brings the product to life, and innovative technology that streamlines the customer journey. For those who want to shop in-store, we provide personalized and curated individual appointments. Customers meet with a dedicated jewelry specialist in a fun, relaxing, and educational environment that fosters lasting connections and propels strong engagement and conversion across channels.

Digitally Native, Tech-Driven and Customer-Obsessed

We are digitally native, and take a tech-driven, analytical approach to deliver our exceptional customer experience. The customer is at the forefront of our decision making, and we closely track their feedback and satisfaction across all our channels. We then use this data to create a personalized, premium experience however or wherever our customer chooses to shop.

Our custom e-commerce site guides customers through an intuitive, immersive shopping experience. Our advanced Virtual Try On and product visualization technology allow customers to envision our ring designs with diamonds and gemstones of any size, shape, and color. Dynamic product customization and an intelligent diamond recommendation engine simplify and personalize the shopping experience.

While many customers shop with us exclusively online, others also want an in-person experience. From early in our history, we have offered personalized individual appointments in our modern showrooms, with curated selections based on data collected from the customer. Our customers enjoy a fun, relaxing, and educational environment while learning about our mission and browsing gemstones and jewelry selected just for them.

Dedicated, non-commissioned jewelry specialists are available at every step of their journey via chat, phone, email, virtual appointment, or in our showrooms, which we believe drives strong engagement and high customer satisfaction. These specialists strive to create lasting connections with customers.

Unique and Award-Winning Designs

We believe that customers should never have to compromise between beauty, quality, and conscience. Our commitment to our core values is matched by our passion for innovative design and exceptional craftsmanship.
Our award-winning in-house design studio keeps thoughtful design at the heart of everything we do and allows us to quickly adapt to consumer insights and marketplace trends. We utilize our customer dataset, strong relationships with our customers, and highly engaged social media following to continuously uncover consumer insights and trends. We track over 50 attributes associated with our products to inform our development and merchandising decisions. We create unique, exclusive styles that are expertly crafted to be beautiful from every angle and have been featured in leading publications, including Vogue, Forbes, and WWD. Over two-thirds of our ring collection is proprietary and available exclusively at Brilliant Earth, and 99% of our customers cited quality of design as an important factor in their purchase decision, according to our Customer Insight Survey.

Our engagement rings are highly personalized to reflect our customers’ individuality and unique preferences. Through our Create Your Own model, customers choose their ideal ring design, precious metal type, and ring size, and select their diamond or gemstone from our marketplace of over 150,000 diamonds. The customer’s one-of-a-kind ring is crafted with extraordinary care to fit the exact specifications of their chosen diamond and made just for them, typically in six to twelve business days. We believe the exacting standards of our made-to-order process deliver a higher quality finished product than other offerings that use pre-fabricated rings retrofitted to accommodate a new center gemstone and ring size.

Mission-Driven Ethos

Our mission is to create a more transparent, sustainable, compassionate, and inclusive jewelry industry. We founded the company to provide an ethical alternative to historical jewelry industry practices, which have raised environmental and social concerns and lacked transparency.

•Transparent: We go above and beyond current industry standards to offer Beyond Conflict Free Diamonds that have been selected for their ethical and environmentally responsible origins. As part of our commitment to transparent sourcing, we expect our suppliers to adhere to our strict Supplier Code of Conduct. We also integrate blockchain technology to showcase the journey of a select collection of blockchain-enabled diamonds. We are a certified and audited member of the Responsible Jewellery Council (“RJC”), a not-for-profit standard setting organization for the jewelry industry.
•Sustainable: Our jewelry is crafted from primarily recycled precious metals and arrives in our iconic ring boxes crafted with wood sourced from Forest Stewardship Council (FSC) certified forests. Our paper-based shipping boxes are FSC Recycled and made from 100% post-consumer or pre-consumer recycled content. We are committed to reducing greenhouse gas emissions generated by our business activities through our Carbonfree® Partnership by contributing to two projects, the Envira Amazonia Project and the Texas Capricorn Ridge Wind Project.
•Compassionate: From our beginnings, we have donated to issues we are passionate about, and volunteering and giving back are especially important to our employees. We recently established the Brilliant Earth Foundation, a donor advised fund, to further our philanthropic mission. In 2015, we partnered with the Diamond Development Initiative to fund a primary school in a rural diamond mining community in the

Democratic Republic of Congo. With our non-profit partner Pure Earth, we helped empower miners in an artisanal gold mining community in Peru in 2017 by providing training in mercury-free mining practices to help prevent destructive environmental contamination.
•Inclusive: We are deeply committed to diversity, equity, and inclusion, and we strive to embody our values through our product collections, customer experience, non-profit initiatives, and internal practices. We are proud that women comprise the majority of our employees, senior executive team, and board of directors. We are also proud that our CEO and co-founder, Beth Gerstein, serves on the boards of Diamonds Do Good and the Women’s Jewelry Association. We believe that diversity makes us a stronger company, and we are proud to be a DEI leader in our industry.

Our Strengths

The Brilliant Earth Brand

We are a mission-driven, premium brand founded on core values of transparency, sustainability, inclusivity and giving back. These values resonate strongly with Millennial and Gen Z customers, 83% of whom say they will buy from brands whose values align with theirs, according to the 5WPR Report. Those same Millennial and Gen Z consumers collectively represented 87% of our active customers according to our Customer Insight Survey. We thoughtfully develop our brand messaging and customer experience to appeal to all genders, which is important because couples are increasingly shopping together for engagement and wedding rings. 72% of Brilliant Earth couples in 2020 and 2021 were both involved in their engagement ring purchase according to our Customer Insight Survey.

Alongside our mission, we believe our joyful, premium customer experience and unique, exclusive jewelry designs drive our strong brand affinity and loyalty. 76% of customers cited brand and 62% of customers cited word-of-mouth referral as an important factor in their decision to purchase from Brilliant Earth according to our Customer Insight Survey. When asked what words come to mind when they think about Brilliant Earth, the top three mentions were terms related to quality, beauty, and ethics. Since our founding, we have fostered deep connections with our highly engaged community, leading to an outsized social media presence. We believe our brand resonance, authentic content, and relentless focus on staying ahead of social trends have contributed to our leading engagement rates. As of December 2021, we have approximately 10 million Pinterest viewers, 2.1 million Facebook followers and over 750,000 Instagram followers.

Exceptional Customer Experience and Differentiated Omnichannel Model Drive Growth and Conversion

We have reimagined the jewelry shopping experience. Customers have joyful, personalized, and premium experiences on both our e-commerce site and in our reimagined showrooms. We deliver a leading digital platform, dynamic product customization, innovative technology, and a seamless omnichannel experience. For customers who wish to shop in-store, we provide personalized and curated individual appointments. Customers meet with a dedicated jewelry specialist in a fun, relaxing, and educational environment that fosters lasting connections and propels strong engagement and conversion across channels. We believe our showrooms accelerate our financial performance in the markets where they are located. Moreover, our conversion rate for customers who have a showroom appointment is compelling: approximately 50% of those customers ultimately make a purchase.

Unique and Exclusive Products

Our award-winning in-house design studio creates unique, exclusive styles that are expertly crafted to be beautiful from every angle. We leverage our data to curate collections and inform new product development strategy, so our offerings are current, fresh, and reflect consumer preferences. We have a vast collection of Beyond Conflict Free natural diamonds and lab-grown diamonds that meet rigorous standards for sourcing and quality. Our collection offers extensive coverage across quality characteristics and price points. Through our Create Your Own model, customers can customize their jewelry to reflect their individuality and personal preferences, creating one-of-a-kind jewelry pieces. In 2020, we also released one of the industry’s first gender-fluid collections.

Innovative, Data-Driven Technology

As a digitally native company, we use technology to deliver a superior customer experience, improve marketing and operational efficiencies, curate showroom inventory and merchandising, inform real estate decisions, and develop new product designs that reflect consumer preferences. Our proprietary technology includes dynamic visualization, augmented reality try-on, and automated rapid fulfillment of our flagship Create Your Own product. We utilize leading technology for key business functions, including product design and personalization, customer relationship management (“CRM”) and data analytics, inventory and supply chain management, order fulfillment, and more.
We apply cutting-edge technology to innovate and transform our supply chain. We were among the first retail jewelers to offer blockchain diamonds at scale, defining next-generation traceability standards in the jewelry industry, and offer thousands of blockchain-enabled diamonds. This technology tracks a diamond from its origins at the mining operator, through cutting and polishing, to the customer. This provides even greater transparency into the responsible origins of these blockchain-enabled diamonds.

Capital Efficient Operating Model

We have an asset-light operating model with attractive working capital dynamics, capital efficient showrooms, and a vast virtual inventory of premium natural and lab-grown diamonds. We are able to offer over 150,000 diamonds while keeping our balance sheet inventory low, which has driven our attractive inventory turns. Our limited owned-inventory and rapid cash cycle—where we are typically paid by our customers before we pay our suppliers—allow us to scale with limited capital outlays. Our showroom strategy generates highly favorable unit economics and avoids the inefficiencies of traditional jewelers that have too many physical stores, employees, and inventory. Our showrooms are appointment-driven with large catchment regions, so we are less reliant on high foot traffic locations—with their high rents—than traditional retailers. We curate showroom inventory for scheduled visits and need limited inventory for each location. When not in appointment, our tech-enabled team of jewelry specialists supports online customers, maximizing workforce utilization.

Founder-Led and Diverse Leadership Team Committed to Inclusion

We care deeply about diversity, equity, and inclusion. We are led by our CEO and co-founder Beth Gerstein, who also serves on the boards of the Women’s Jewelry Association and Diamonds Do Good. A majority of our board of directors, 73% of employees at the director level and above, and 80% of our total employees are women. 31% of our leadership team and 38% of our total employees identify as Black, Indigenous People of Color (“BIPOC”). We believe our commitment to diversity helps drive employee engagement, with 88% of our surveyed employees in 2021 saying, “I am proud to work at Brilliant Earth.” Our diverse team and commitment to inclusion are integral to our company and inform our product offerings and customer experience.

Our Growth Strategies

There is a significant growth opportunity ahead. We are less than one percent penetrated in the jewelry category today. With our purpose-driven brand, digitally-driven omnichannel experience, award-winning products, and loyal customers, we believe we have significant opportunities to grow in both our existing and new markets.

Increase Brand Awareness

Increasing brand awareness and growing favorable brand equity have been and remain central to our growth. Based on our Customer Insight Survey conducted in May 2021, our aided brand awareness is 54%, and we believe we have significant room to increase in the U.S. and internationally. From 2018 to 2021, our aided brand awareness grew from 43% to 54% generally and from 53% to 65% among consumers who recently purchased or are in the process of purchasing an engagement ring or wedding ring. We will continue to drive brand awareness through marketing, earned media, showroom expansion, and word-of-mouth referrals.

Expand Omnichannel Reach

We are in the early stages of expanding our showrooms nationwide, and expect to focus in the near term on major urban markets in the U.S. where we can maximize our growth potential. Expanding our number of showrooms has uplifted our e-commerce business, accelerated growth, increased average order value, and improved conversion in the showrooms’ metro regions.

Currently we have 15 locations. Because our showrooms serve as destinations with some customers traveling long distances, we believe we can achieve broad national showroom coverage with far fewer locations than many traditional retailers. We expect this highly efficient showroom model to complement our digital strategy and will continue to drive growth and profitability.

Expand Purchase Occasions with Existing and New Customers

Fine jewelry, which includes earrings, necklaces, bracelets, and rings (other than engagement or wedding), represented 63% of the global jewelry market in 2020, according to The Bain Report. We believe we have significant opportunity to expand our relationship with our deeply loyal customer base beyond our current core engagement and wedding ring category into special occasions and self-purchases.

Our customer typically begins their Brilliant Earth journey with an engagement ring, so we are often the first significant jewelry purchase in our customer’s life, which we believe creates a lasting, emotional connection with the Brilliant Earth brand. While engagement ring purchases have historically been male-dominated, we thoughtfully built our brand messaging and customer experience to appeal to all genders. Our brand values of beauty, quality, and ethics resonate strongly with Brilliant Earth couples. For all of these reasons, we believe we are uniquely positioned in the industry to build on our brand loyalty to increase future purchases.

To capture these opportunities, we are investing in an expanded fine jewelry assortment, and we will continue to enhance our customer lifetime marketing and data-segmentation capabilities, which we believe will more effectively extend customer relationships beyond engagement and wedding purchases, whether customers are buying a gift or a piece for themselves. With our strong brand resonance with Millennials and Gen Z consumers, we also believe our expanded fine jewelry assortment and strategic customer acquisition will continue to drive fine jewelry orders from new customers.

Expand Internationally

We are in the early stages of expanding globally and believe there is significant opportunity for expansions. Approximately 80% of the global fine jewelry market is outside of the U.S, according to Euromonitor. Our early proof points from localizing our website for Canada, Australia, and the United Kingdom show promising growth in those markets. In addition, we have sold to customers from over 50 countries despite minimal existing language, logistics and currency support for those geographies. We believe that these are early positive signals and that there is substantial potential to launch e-commerce in new overseas markets, and new showrooms in countries where we have already established a localized digital presence.

Product Assortment and Merchandising

We are passionate about beautiful and innovative product design. We are proud to offer our customers exclusive and thoughtfully curated collections of diamond engagement rings, wedding and anniversary rings, gemstone rings, and fine jewelry.

Our diamond engagement rings are made-to-order through our Create Your Own ring digital tool. Customers choose their ideal ring setting, precious metal type, and ring size, and select their favorite Beyond Conflict Free natural diamond or lab-grown diamond to create their one-of-a-kind ring.

Our collection of wedding and anniversary rings includes classic precious metal bands and bands accented with diamonds or gemstones. Many of these rings are designed to complement engagement rings and may be purchased with the engagement ring to provide a perfect match. These rings can also be styled alone for everyday wear or stacked to make a distinctive statement. Our diamond bands, including eternity rings, are popular anniversary gifts. Our gemstone rings feature vibrant and distinctive center gemstones, including sapphires, emeralds, moissanites, aquamarines, and other unique colored gemstones. Through our Create Your Own ring digital tool, customers can choose their ideal ring setting, precious metal type, and ring size, and select their favorite gemstone type, shape, color, and size. We also offer pre-set gemstone rings with our most popular gemstones for customers seeking a more curated choice.

Our collection of fine jewelry includes earrings, necklaces, and bracelets. We offer a broad and growing assortment for gifting and self-purchase, from classic diamond stud earrings and tennis bracelets to unique pendants and distinctive gemstone styles. Our emphasis on personalization is reflected in our collection of engravable jewelry and Create Your Own earrings and necklaces set with natural or lab-grown diamonds.

Diamond Assortment

Customers can purchase loose diamonds or select from our vast inventory to create their own diamond ring, earrings, or necklace. Our inventory of independently graded diamonds spans a wide variety of shapes, sizes, premium qualities, and price points to cater to unique customer preferences. We offer both our Beyond Conflict Free natural diamonds with a listed origin and lab-grown diamonds to appeal to different customer preferences. Our Beyond Conflict Free natural diamonds have been selected based on their ethical and environmentally responsible origins, and we believe we are pioneers in offering diamonds with listed and transparent origins. Our lab-grown diamonds have the same physical, chemical, and optical characteristics as natural diamonds, exhibit the same sparkle and provide a mining-free alternative to naturally sourced diamonds. We were one of the first jewelers to offer lab-grown diamonds in 2012.

In-House Design Studio

Our award-winning in-house design team creates distinctive new jewelry designs and updates classic styles with fresh modern appeal. Over two-thirds of our ring collection is proprietary and available exclusively at Brilliant Earth. Our head of product development has been driving innovation at Brilliant Earth for over ten years. Our team uses state-of-the-art technology and the artistry of hand-drawn sketches to create hundreds of new designs per year. Each design is perfected using computer-aided design (“CAD”) technology to ensure beauty from all angles, high quality and manufacturability.

We also release exclusive jewelry collections throughout the year to highlight our passion for design. We believe our customers love our beautiful and unique styles—using our Virtual Try On feature, they frequently visualize rings with different diamond shapes and sizes on their own hand, then share their unique creations on social media.

Data-Driven Merchandising

We thoughtfully curate our collections to offer beautiful and differentiated designs with broad appeal. Our data-driven merchandising strategy leverages our robust dataset, strong relationships with our customers, and highly engaged social media community to continuously uncover new insights and trends. We also analyze over 50 attributes associated with our products to optimize our merchandising and inventory decisions.

Our in-house expertise drives an agile product development cycle, with new products typically developed within three months. This agility enables us to rapidly launch, test, and learn based on performance feedback with minimal capital outlay. We regularly refresh our product assortment and maintain a curated online collection of fresh, trend-forward styles that resonate strongly with our customers. We merchandise our showrooms with styles that have sold well online, keeping our inventory costs low.

Partnership Collections

We partner with designers and organizations aligned with our mission and values to create exclusive product collections and support social causes we are passionate about. Collections allow us to broaden our assortment, reinforce our brand ethos, increase engagement with customers and feature like-minded designers.
Recent successful partnerships include:

•Tacori at Brilliant Earth: In May 2021, we announced a partnership to offer the first fully customizable bridal collection for Tacori. Using our Create Your Own tool, customers can customize versions of Tacori’s most popular engagement ring settings and wedding bands, including the precious metal type and diamond size and shape
•Happiest Season: In December 2020, we launched our gender-neutral ring line, MX Collection, featured in Hulu’s Happiest Season, the first major LGBTQ+ holiday rom-com. The line was designed with inclusivity in mind and is driven by our passion to create a more compassionate and inclusive jewelry industry.
•Simone I. Smith Jewelry for Brilliant Earth Collection: In 2020, we offered exclusive products from Simone’s on-trend jewelry line, and we supported social change and racial justice by donating a portion of our proceeds to groups like the NAACP Legal Defense and Education Fund.
•Amazon Rainforest Diamond Pendant: In 2019, we partnered with the Rainforest Alliance to design an exclusive necklace to raise awareness around climate change.

Technology and Data

Since our founding, we have been a leader in incorporating technology and a data-driven approach in an industry that has historically been slow to embrace technology. Our core technologies serve as a foundation for our operating, sales, marketing, and merchandising functions. To deliver our exceptional customer experience and drive efficiencies across our company, we develop proprietary technology solutions and leverage leading third-party solutions.

We have a customized e-commerce architecture that enables us to efficiently develop and launch new functionality, customer experiences, and content. Our agile development sprints allow for rapid innovation and testing, and we continually release new functionality to optimize the user experience. For example, our proprietary Diamond Quiz curates recommendations unique to each customer based on an analysis of thousands of diamond demand categories.
We offer our customers a wide variety of powerful decision-making tools, including real diamond videos, and dynamic product visualization. Our advanced Virtual Try On tool allows customers to see any ring with any gemstone size, shape, and color on their own hand, then seamlessly shop, save or share their one-of-a-kind creation. Our Find My Matching Wedding Band tool offers customers an engaging way to explore and discover rings that match their engagement rings, enables the visualization of the ring set and provides us cross-selling and upselling opportunities.

Our technology infrastructure, including our supply chain, inventory management, order fulfillment, sales system of record, and CRM systems, is built within a highly customized, powerful ERP platform. We leverage this technology to provide a unified data source and single view of our customer, as well as ensure quality standards and a more efficient turnaround for our flagship Create Your Own product. We also use a leading data visualization platform for real-time business intelligence across our teams to drive decision making and continuous improvement.

Direct to Consumer, Omnichannel Sales Model

We sell directly to consumers through our omnichannel sales platform, including e-commerce and showrooms. With a customer-centric and data-driven approach, we offer an elevated, personalized, and educational experience. Our omnichannel approach enhances the customer journey, provides a deeper connection with our jewelry specialists, and drives higher conversion rates.

Our mobile-first design approach enables an exceptional user experience across devices. On www.brilliantearth.com, customers can engage with our experienced jewelry specialists via chat, e-mail, and virtual appointments, and can experience our products using our Virtual Try On and product visualization technology.
We offer personalized individual appointments at our modern showrooms, where customers can experience Brilliant Earth in person, touch, and feel our products, and receive valuable diamond and gemstone education from our jewelry specialists. We make visiting our showrooms a seamless experience where customers can easily book their appointment and share their preferences online. We also use data from our customers’ digital interactions to personalize their appointments and curate the inventory they see in the showroom.

As of December 31, 2021, we have 15 showrooms across the United States. Our showrooms are in prime destinations in major metro areas, including ground or upper floor locations in areas with premium retail adjacencies. We leverage data—including our own first-person customer data, revenue, e-commerce behavior, population and demographic data, and market growth—to inform our showroom real estate decisions.

Jewelry Specialists

We have a dedicated team of jewelry specialists available to our customers through every step of their journey via chat, phone, email, virtual appointment, and in our showrooms. Our team serves customers across more than 50 countries on inquiries ranging from diamond education, style recommendations, jewelry care, and payment options.
We maintain a flexible and high utilization staffing model in which specialists can seamlessly support online customers when not in customer appointments. We host thousands of individual consultations per month, where we provide diamond and jewelry guidance and education in a relaxing environment, and we provide personalized product recommendations and styling advice for our customers. Jewelry specialists leverage our unified view of the customer to ensure a personalized experience and create a fun, approachable, and educational environment that fosters lasting connections.

We have tens of thousands of customer interactions per month on average. We respond to most inbound inquiries within 24 hours. In addition, outbound initiatives such as proactive live chats and marketing emails to visit showrooms increase customer engagement and conversion.

Marketing

We employ a variety of dynamic brand marketing and performance marketing strategies to broaden our customer reach, build brand awareness, and maximize lifetime customer value. We use data-driven insights to produce targeted marketing content across a variety of mediums and optimize our marketing efficiency. Our customers are deeply involved with the Brilliant Earth brand, sharing thousands of images, videos, and stories of their proposals and weddings every year. They are passionate brand ambassadors, as reflected by the 62% of customers that were word-of-mouth referrals according to our Customer Insight Survey.

Brand Marketing

Our in-house social media team prioritizes a mix of aspirational yet approachable product and lifestyle imagery, authentic user-generated content, unique educational content, and purpose-driven storytelling that aligns with our audience’s values. Our strong connection with our audience allows us to stay ahead of trends and adapt to reflect their interests.

We also collaborate with key influencers who are deeply passionate about our mission and products. We partner with them to create authentic and unique content, which helps to expand our reach to new and highly relevant audiences. This amplifies the effectiveness of our strategy and contributes to our outsized number of followers and engagement with our community.

Our unique product designs, strong mission and values and new market launches drive frequent press mentions in leading publications, including Forbes, Vogue and WWD.

Performance Marketing

We take a data-driven and digital-centric approach to performance marketing including search engine optimization, paid search and product listing advertisements, paid and earned social, retargeting, email, display, direct mail, and more. We continuously track performance and make adjustments across channels, campaigns, and creative assets to optimize performance. Our performance marketing drives attractive customer acquisition and retention metrics.

Sourcing and Supply Chain

Responsible sourcing is an important aspect of our mission and values. We work with a complex, global network of trusted suppliers and manufacturers who agree to our strict Supplier Code of Conduct and with whom we have developed deep relationships, generally over many years. As part of our commitment to social and environmental responsibility, we offer Beyond Conflict Free Diamonds, recycled precious metals and FSC-certified wood ring boxes. We strive to offer products sourced in alignment with responsible labor and environmental practices, and continually work with our suppliers to seek to improve standards and traceability.

Beyond Conflict Free Diamonds™

We go above and beyond current industry standards to offer Beyond Conflict Free Diamonds that have been selected for their ethical and environmentally responsible origins. Jewelers that offer “conflict free” diamonds meet the minimum standards of the Kimberley Process’ definition, which narrowly defines conflict diamonds as “rough diamonds used to finance wars against governments.” This minimum standards definition still allows large numbers of diamonds that are tainted by violence, human rights abuses, poverty, environmental degradation, and other issues.

Mining Practices and Standards

Our select group of natural diamond suppliers demonstrate a robust chain of custody protocol for their diamonds and have the ability to track and segregate diamonds by origin. These suppliers are required to source diamonds that originate from specific mine operations in specific countries that have demonstrated their commitment to follow internationally recognized labor, trade and environmental standards. Our natural diamonds are sourced from approved mines in countries ranked low to moderate risk according to the Gemstones and Jewellery Community Platform Index for Conflict-Affected High-Risk Areas.

We are continuously improving our processes and working with our partners toward ever more rigorous procedures for diamond sourcing and handling. Our goal is to work with our suppliers and industry partners to continue leading the diamond industry in traceability.

Blockchain-Enabled and GIA Origin Report Diamonds

To further our commitment to transparency and responsible sourcing, we have partnered with Everledger, a leading emerging technology enterprise that uses blockchain to securely track and trace the provenance of high-value assets, including our collection of blockchain-enabled diamonds. This technology tracks a diamond from its origins at the mining operator, through cutting and polishing, to the customer. We offer thousands of blockchain-enabled diamonds. We also offer a collection of GIA Origin Report Diamonds that trace the diamond from its source to its final polished state by uniquely leveraging advanced scientific analysis to deliver rough-to-polish diamond matching.

Lab-Grown Diamonds

Lab-grown diamonds are created in highly controlled laboratory environments using advanced technological processes that duplicate the conditions under which diamonds develop in nature. These diamonds have the same physical, chemical, and optical characteristics as natural diamonds, and exhibit the same fire, scintillation, and sparkle. Lab-grown diamonds provide a mining-free alternative to natural diamonds.

Recycled Precious Metals

We strive to use 100% recycled precious metals for our products. Our precious metals are sourced from certified responsible refiners that have been audited for standards set by organizations such as the Responsible Jewellery Council, Responsible Minerals Initiative, and London Bullion Market Association. Currently our gold and silver fine jewelry is made primarily of recycled materials, and we continue to work with our suppliers to increase the usage of recycled metal in our products.

Metal mining, and gold mining in particular, is one of the most environmentally destructive types of mining, and gold miners often earn low wages in dangerous working conditions. Our objective is to help diminish the negative impacts of dirty gold and other metals by reducing the demand for newly mined metals, focusing on recycled precious metals, and contributing to programs dedicated to improving mining practices.

Colored Gemstones

Our colored gemstone offerings include sapphires, emeralds, moissanites, and aquamarines. We strive to offer gemstones sourced in alignment with safe working conditions and environmentally responsible principles. By working with our colored gemstone suppliers to improve standards and traceability, we strive to promote higher standards for gemstone sourcing to improve dangerous mining conditions and encourage responsible practices. In 2021, we launched our Moyo Gems Collection, which empowers female artisanal miners in Tanzania through safer work environments, better mining practices, and improved equity in fair trade markets.

Recycled Diamonds

Recycled diamonds consist of existing polished diamonds that were previously sold, and are either in original condition or were re-polished and re-graded. Our recycled diamonds have been graded by an independent gemological lab and can be compared to newly mined diamonds for their quality characteristics. This product category is still nascent in the industry.

Operations, Manufacturing and Fulfillment

We manage complex global operations, manufacturing, and logistics networks to enable rapid turnaround times without compromising our commitment to quality, craftsmanship, and ethical sourcing. We have built a sophisticated technology platform to manage our supplier network, resulting in high-quality, customized jewelry produced at scale.

Inventory Management

We are able to offer a vast virtual inventory of over 150,000 diamonds while keeping our asset inventory low. Our sophisticated inventory management system and deep integration with our suppliers allow us to rapidly bring in inventory for appointments. Using our customer data, we curate the inventory for our in-person appointments, ensuring showroom visitors see a personalized and relevant selection. Pricing with our suppliers is determined based on product specifications, market conditions, and other variables. For example, diamond prices are determined based on market conditions, competition, and other factors, including the diamond’s attributes.

Manufacturing

We have deep relationships with long-term manufacturing partners, who demonstrate their ability to meet our commitments for ethical sourcing, high quality, fast turnarounds and scalability. Pricing with our manufacturing partners is established and renegotiated based on product specifications, market conditions, and other variables. Our partners, who we consider part of the Brilliant Earth family, go through a rigorous onboarding process to ensure they meet our strict compliance and quality standards, including recycled metal content. Because we own the designs created by our in-house studio, we have flexibility to determine where the jewelry is manufactured to optimize cost, manufacturing capabilities and turnaround times.

Fulfillment and Logistics

The majority of our products are made-to-order, and delivered in as little as six to twelve business days. For products that sell in higher, more consistent volumes, such as certain rings and finished jewelry, we batch produce and stock items to enable even faster customer delivery, typically in just two to five business days. Orders are shipped to customers directly from our fulfillment centers or from our manufacturing partners.

Packaging

Our responsibly sourced wood ring boxes are designed to be as iconic as the jewelry they hold. They are crafted with wood sourced from FSC certified forests, which are responsibly managed to protect the forests for future generations. Our paper-based shipping boxes are FSC Recycled and made from 100% post-consumer or pre-consumer recycled content.

Our People

We are extremely proud of our team who embody our culture of diversity, equity and inclusion. As of December 31, 2021, we employed 420 full-time employees and 9 part-time employees in the U.S. We are deeply committed to diversity, equity, and inclusion, and we strive to embody our values through our internal practices. We are proud that women comprise majorities of our employees, senior executive team, and board of directors. 31% of our leadership team and 38% of our total employees identify as BIPOC. We believe that diversity makes us a stronger company, and we are proud to be a DEI leader in our industry.

None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

Our Culture

A defining part of working at Brilliant Earth is our culture, and it is a key ingredient of our success. It attracts talent, and we evaluate, celebrate, and promote team members based on our Pillars of Culture. Our Pillars of Culture are:

•Commitment to the Customer: Providing an exceptional customer experience is always our top priority.
•Partnership and Positivity: Foster a community of collaboration, inclusivity, respect, and encouragement. Celebrate each other’s differences and each other's victories, big, and small.
•Bias toward Action: When you see a need, step up rather than stand by. Discuss, test efficiently, and take action.
•Embrace Growth and Change: Be a champion of continuous improvement. Look for new opportunities to support business goals.
•Mission Mindset: Be an educated, passionate advocate of our mission in your role and beyond.
•Ownership: Be accountable for your actions, take pride in your work and inspire others with your example.

Competition

The global jewelry industry is highly fragmented. We operate in a competitive industry with other global jewelry retailers and brands, department stores, and independent stores, many of which have an online presence. Our primary competitors include:

•Jewelry retailers and brands, which sell directly to consumers through their own retail stores and online sites;
•Department stores, which sell an assortment of jewelry brands, and in some cases their own products, through stores and online sites; and
•Independent stores, including boutiques and “mom and pop” shops, who sell primarily through one or more local stores.

In addition, other retail categories and forms of expenditure, such as electronics and travel, also compete for consumers’ discretionary spending. The price of fine jewelry relative to other products also influences consumer spending on fine jewelry.

We compete based on brand differentiation, including our mission and values, product selection and quality, customization, price, consumer experience, and turnaround time. We believe that we compete favorably in the market for bridal and other fine jewelry products by focusing on these factors as well as our core values of transparency, sustainability, inclusivity, and giving back.

We believe our premium omnichannel customer experience, unique and exclusive designs, and purpose-driven brand create limited overlap with other industry participants.

Intellectual Property and Other Proprietary Rights

Our long-term commercial success is connected to our ability to obtain and maintain intellectual property protection for our brand, products, and technology; defend and enforce our intellectual property rights; preserve the confidentiality of our trade secrets; operate our business without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties; and prevent third parties from infringing, misappropriating, or otherwise violating our intellectual property rights. We seek to protect our investments made into the development of our products, technologies, brand, and design by relying on a combination of copyrights, trademarks, domain names, and trade secrets, as well as confidentiality procedures and contractual provisions.
Our principal trademark assets include the registered trademark “Brilliant Earth” and our tagline and logos. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements, including, where necessary, the continued use of the trademarks in connection with the relevant goods or services. We expect to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective. In addition to trademark protection, we also hold the registration to the “brilliantearth.com” Internet domain name and various related domain names.

We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Trade secrets can be difficult to protect, however. Although we take steps to protect and preserve our trade secrets and our know-how, unpatented technology and other proprietary information, including by entering into intellectual property assignment agreements, non-compete agreements, and non-disclosure and confidentiality agreements and by maintaining physical security of our premises and physical and electronic security of our information technology systems, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. As a result, we may not be able to meaningfully protect our trade secrets. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks related to Our Legal and Regulatory Environment—Failure to adequately obtain, maintain, protect and enforce our intellectual property and proprietary rights or prevent third parties from making unauthorized use of such rights could harm our brand, devalue our proprietary content and technology, and adversely affect our ability to compete effectively.”

Government Regulation

We are required to comply with numerous laws and regulations covering areas such as consumer protection, consumer privacy, data protection, consumer credit, payment processing, insurance, health and safety, waste disposal, supply chain integrity, truth in advertising and employment. We monitor changes in these laws to maintain compliance with applicable requirements.

We are subject to numerous local, state, federal and foreign laws and regulations regarding privacy and data protection. Regulators around the world have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personal information, payment card information or other confidential information of individuals and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. In the event of a security breach, these laws may subject us to incident response, notice and remediation costs. Failure to safeguard data adequately or to destroy data securely could subject us to regulatory investigations or enforcement actions under applicable data security, unfair practices or consumer protection laws. The scope and interpretation of these laws could change and the associated burdens and our compliance costs could increase in the future. For more information regarding the risks related to our privacy, data security and data protection practices, see “Risk Factors—Risks Related to Our Legal and Regulatory Environment—We are subject to rapidly changing and increasingly stringent laws and industry standards relating to privacy, data security, and data protection. The restrictions and costs imposed by these laws, or our actual or perceived failure to comply with them, could subject us to liabilities that adversely affect our business, operations, and financial performance.”

Seasonality

Our business is subject to seasonal fluctuation with a typical increase in sales around the holiday season, with the fourth quarter historically representing approximately 30% of annual net sales and a high percentage of annual net income.

Corporate and Available Information

Our internet website address is www.brilliantearth.com. In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K, information about us can be found on our website. The information on our website is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the SEC, except where we expressly incorporate such information.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.brilliantearth.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC's website is www.sec.gov.

Item 1A. Risk Factors

Our business involves significant risk. Stockholders should consider and read carefully all of the risks and uncertainties described below, together with all of the other information included in this Annual Report on Form 10-K, as well as our audited consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations or prospects. In such case, the market price of our Class A common stock could decline, and you may lose some or all of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below.

Risks Related to Our Business and Industry

We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.

We have grown rapidly over the last several years, and our recent growth rates and financial performance should not necessarily be considered indicative of our future performance. We were founded in 2005 and since then, we have grown to 15 showrooms across the U.S. as of December 31, 2021. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, continue to open showrooms in strategic locations, focus on innovative product and website development, and upgrade our management information systems and other processes. Our continued growth has in the past, and could in the future, strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

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

Our growth strategy contemplates a significant increase in our advertising and other marketing spending, expanding our product offerings, and expanding our showroom presence. Many of our existing showrooms are relatively new, and we cannot assure you that these showrooms or that future showrooms will generate net sales and cash flow comparable with those generated by our more mature showrooms, especially as we move to new geographic markets. We also cannot assure you that there will not be delays in the development of our planned new showrooms. Moreover, certain occurrences outside of our control may result in the closure of our showrooms or delay the development of new showrooms. For example, as a result of the ongoing COVID-19 pandemic, we temporarily closed all of our showrooms, and while we have reopened all showrooms, we have been under new operating limitations such as mask guidelines for employees and customers, and other constraints on our previous retail sales strategies. We are unable to predict whether consumer shopping behaviors will change as we make changes to adjust to the COVID-19 pandemic. Further, many of our showrooms are leased pursuant to multi-year short-term leases, and our ability to negotiate favorable terms on an expiring lease or for a lease renewal option may depend on factors that are not within our control. In addition, our ability to expand our showroom presence depends on our ability to find suitable showroom locations and negotiate acceptable lease terms. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated, and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.

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

The mining, production, and inventory policies followed by major producers of rough diamonds can have a significant impact on natural diamond prices and demand, as can the inventory and buying patterns of jewelry retailers and other parties in the supply chain. The availability of diamonds is significantly influenced by the political situation in diamond producing countries and by the Kimberley Process, an inter-governmental agreement for the international trading of rough diamonds. Until acceptable alternative sources of diamonds can be developed, any sustained interruption in the supply of diamonds from significant producing countries, or to the trading in rough and polished diamonds, which could occur as a result of disruption to the Kimberley Process, could adversely affect our business, as well as the retail jewelry market as a whole. In addition, the current Kimberley Process decision-

making procedure is dependent on reaching a consensus among member governments, which can result in the protracted resolution of issues, and there is little expectation of significant reform over the long-term. The impact of this review process on the supply of diamonds, and consumers’ perception of the diamond supply chain, is unknown. Our diamonds in particular are subject to our Beyond Conflict Free Diamonds standards requiring our suppliers to source diamonds that originate from specific mine operators who follow internationally recognized labor, trade, and environmental standards. The possibility of constraints in the supply of diamonds we require to meet our Beyond Conflict Free Diamonds requirements or our recycled or lab-grown diamonds requirements may result in changes in our supply chain practices. Additionally, a substantial increase in the supply of natural or lab-grown diamonds could result in a change in consumer perception of the value of diamonds as well as a decrease in the price of diamonds, which generally depend on the attributes of the diamond.

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

As a result of the pandemic and the recommendations of government and health authorities, our showrooms closed to the public beginning in March 2020. We began reopening our showrooms to the public in May 2020 and, by the end of June 2020, we completed the reopening of all our showrooms. While we expect to be able to continue operations for the duration of the pandemic, social distancing protocols, government mandated occupancy limitations, and general consumer behaviors due to COVID-19 may continue to negatively impact showroom traffic, which may negatively impact sales in our showrooms. Such negative impacts may be exacerbated during peak traffic times such as the holiday shopping season. Further, while we have implemented strict safety protocols in showrooms that we have re-opened, there is no guarantee that such protocols will be effective or be perceived as effective, and any virus-related illnesses linked or alleged to be linked to our showrooms, whether accurate or not, may negatively affect our reputation, operating results, and/or financial condition. The COVID-19 pandemic also has disrupted the Company’s global supply chain, and may cause additional disruptions to operations, including increased costs of production and distribution and longer fulfillment times. For example, we faced production capacity issues in crafting sufficient quantities of certain products in 2020 due to government shutdowns, as well as disruption in jewelry manufacturing and sourcing of diamonds and gemstones, which could continue into 2022 and beyond due to the pandemic.

COVID-19 and related governmental reactions have had and may continue to have a negative impact on our financial condition, business, and results of operations due to the occurrence of some or all of the following events or circumstances, among others:

•our and our third-party suppliers’, contract manufacturers’, logistics providers’, and other business partners’ inability to operate worksites, including manufacturing facilities and shipping and fulfillment centers, due to employee illness or reluctance to appear at work, or “stay-at-home” regulations, and limited showroom capacity, including limited in-store appointments;
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

The scope and duration of the pandemic, including any current or future resurgences, the pace at which government restrictions are lifted or whether additional actions may be taken to contain the virus, the impact on our customers and suppliers, the speed and extent to which markets recover from the disruptions caused by the pandemic, and the impact of these factors on our business, will depend on future developments that are highly uncertain and cannot be predicted with confidence. Changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to the COVID-19 pandemic could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our costs of products and services and other operating expenses. In addition, to the extent COVID-19 adversely affects our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.

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

We have a history of incurring net losses. While we earned net income of $26.3 million and $21.6 million for the years ended December 31, 2021 and December 31, 2020, respectively, we incurred a net loss of $7.8 million for the year ended December 31, 2019. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to sustain profitability. Even if we do, we may not be able to sustain or increase our profitability.

While we have experienced significant revenue growth in recent periods, it is possible that this growth rate will decline or reverse in future periods, for example, our revenue declined year-over-year in the second quarter of 2020 due to the impacts of the COVID-19 pandemic, but we experienced strong growth in the second half of the year ended December 31, 2020, during which revenue grew year-over-year by 38.8% and also in the year ended December 31, 2021, during which revenue grew year-over-year by 51.0%.

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

Efficient inventory management is a key component of our business success and profitability. Our inventory management requires us to maintain the optimal mix of products to meet customer demand. To be successful, we keep our inventory low while still maintaining sufficient inventory levels, both in store and virtually, to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to hold the goods unduly impacts our financial results. We must balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of changing customer requirements, fluctuating commodity prices, changes to our products, product transfers or the life cycle of our products. For example, we faced production capacity issues in crafting sufficient quantities of certain products in 2020 due to government shutdowns in response to COVID-19, which could continue in 2022 and beyond. If our buying and distribution decisions do not accurately predict customer trends or spending levels in general or at particular stores or if we inappropriately price products, we may have to take unanticipated markdowns and discounts to dispose of obsolete or excess inventory or record potential write-downs relating to the value of obsolete or excess inventory. Conversely, if we underestimate future demand for a particular product or do not respond quickly enough to replenish our best performing products, we may have a shortfall in inventory of such products, likely leading to unfulfilled orders, reduced net sales, and customer dissatisfaction.

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

Unfavorable publicity about our brand or products, including perceived quality and safety, customer service, or privacy practices, whether or not true or untrue, could also harm our reputation and diminish confidence in, and the popularity of, our products and services. In addition, negative publicity related to key brands with which we have partnered or with our third-party suppliers, including any reputational issues arising from their failure to comply with applicable law, including environmental law, may damage our reputation, even if the publicity is not directly related to us. Our brand or reputation could also be adversely impacted if industry organizations were to find we did not or no longer meet their standards or membership criteria. If we fail to maintain, protect, and enhance our brand successfully or to maintain loyalty among customers, or if we incur substantial expenses in unsuccessful attempts to maintain, protect, and enhance our brand, we may fail to attract or increase the engagement of customers, and our business, financial condition, and results of operations may suffer.

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

Our results of operations could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-

period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

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

We have experienced and may continue to experience theft, loss, or damage to our products during the course of shipment to our customers by third-party shipping carriers or from our inventory. Additionally, as of December 31, 2021, we had 15 showrooms across the U.S. While these showrooms differ from traditional retailers in that they do not stock significant amounts of inventory to sell to consumers, they do have some products on display, and we allow customers to pick-up and return products purchased online to the store. We have taken steps to prevent theft of our products. However, if security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, which would substantially harm our business and results of operations.

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

Russia’s invasion of Ukraine, and the military, political, and economic impacts of the conflict there, could have a material adverse effect on our operations and financial condition.

On February 24, 2022, Russian military forces launched a major assault against Ukraine, and sustained conflict, instability, and disruption in the region are likely. In response, the U.S., Canada, the United Kingdom, the European Union, and others have imposed sanctions against government officials, companies, individuals, regions, and industries in Russia, Ukraine, and Belarus. On March 11, 2022, the U.S. announced sanctions on multiple products of Russian origin, including diamonds. Because approximately 30% of the world’s rough diamonds are of Russian origin, sanctions by the U.S. or other governments limiting or prohibiting the importation of Russian diamonds could negatively affect the worldwide supply of diamonds. A reduction in the supply of diamonds may result in increased prices for diamonds, which, in turn, could have a material adverse effect on our operations in the form of increased costs for us and potentially lower margins. It is also unclear what impact the conflict and sanctions may have on consumer demand for diamond jewelry. We have no way to predict the outcome of the situation in Ukraine, as the conflict and governmental responses are evolving rapidly and are beyond our control. Further escalation of the military conflict, more extensive sanctions, and instability impacting the region each could have a material adverse effect on our results of operations and financial condition.

An overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, governmental instability, wars and fears of war, and natural disasters, may affect consumer purchases, which could reduce demand for our products and harm our business, financial conditions, and results of operations.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions and political conditions, war such as the conflict between Russia and Ukraine and fears of war, political and geopolitical instability, inclement weather, natural disasters, terrorism, outbreak of viruses or widespread illness, and consumer perceptions of personal well-being and security. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. Prolonged or pervasive economic downturns could also slow the pace of new showroom openings or cause current locations to close.

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

Our business is subject to seasonal fluctuation with a typical increase in sales around the holiday season, with the fourth quarter representing approximately 30% of annual net sales over the five-year period ended December 31, 2021 and a high percentage of annual net income. A number of factors, such as higher unemployment, the level of consumers’ disposable income, the availability of credit, interest rates, consumer debt, and asset values, delays in the issuance of tax refunds, or deteriorating economic conditions can impact consumer spending decisions. Jewelry purchases are discretionary and are dependent on many factors relating to discretionary consumer spending, particularly as jewelry is often perceived to be a luxury purchase. Adverse changes in the economy and periods when discretionary spending by consumers may be under pressure could unfavorably impact sales and earnings. In addition, in order to prepare for our peak shopping quarters, we must increase the staffing at our showrooms and order and keep in stock more merchandise than we carry during other parts of the year. This staffing increase and inventory build-up may require us to expend cash faster than is generated by our operations during these periods. Any unanticipated decrease in demand for our products during such a period could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, financial condition, and results of operations.

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

As of December 31, 2021, we had outstanding $65.0 million aggregate principal amount of borrowings under our Term Loan Agreement (as defined herein). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis or failure to comply with certain restrictions in our debt instruments would result in a default under our debt instruments. In the event of a default under any of our current or future debt instruments, the lenders could elect to declare all amounts outstanding under such debt instruments to be due and payable.

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

Further, the California Consumer Privacy Act (the “CCPA”) took effect on January 1, 2020. The CCPA gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. The CCPA also created restrictions on “sales” of personal information that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes. Our products rely on these technologies and could be adversely affected by the CCPA’s restrictions. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation. Additionally, a new California ballot initiative, the California Privacy Rights Act (the “CPRA”), was recently passed in California. The CPRA will restrict use of certain categories of sensitive personal information that we handle; further restrict the use of cross-context behavioral advertising techniques on which our products may rely in the future; establish restrictions on the retention of personal information; expand the types of data breaches subject to the private right of action; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. The majority of the CPRA’s provisions will go into effect on January 1, 2023 (with a look back to January 1, 2022), and additional compliance investment and potential business process changes will likely be required. Additionally, Virginia enacted the Virginia Consumer Data Protection Act (the “VCDPA”) and Colorado enacted the Colorado Privacy Act (the “COPA”), both comprehensive state privacy laws, that will be effective January 1, 2023 and July 1, 2023, respectively. The CCPA, CPRA, VCDPA, and COPA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

Our natural diamonds are sourced from approved mines in countries ranked according to risk based on the Gemstones and Jewellery Community Platform Index for Conflict-Affected and High Risk Areas. A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. Furthermore, Our Beyond Conflict Free Diamonds are sourced from a select group of diamond suppliers with a robust chain of custody protocol for their diamonds and are required to source diamonds that originate from specific mine operations or specific countries that have demonstrated their commitment to follow internationally recognized labor, trade, and environmental standards. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers of Beyond Conflict Free Diamonds could substantially impair our ability to acquire such diamonds at commercially reasonable prices, if at all. Generally, diamond prices depend on the attributes of the diamond. Similarly, we craft our gold and silver fine jewelry from primarily recycled precious metals, and we work with our suppliers to source recycled platinum when available and from refiners that are known to use recycled materials in their platinum products. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control, including increased shipping costs, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas suppliers’ ability to produce and deliver resources, increased custom duties and tariffs, unforeseen delays in customs clearance of goods, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, port of entry issues and foreign government regulations, political instability, and economic uncertainties in the countries from which we or our suppliers source our products. For example, our resource sourcing could be impacted by current and future travel restrictions and/or the shut-down of certain businesses globally due to the COVID-19 pandemic, and our precious metals sourcing has been disrupted by the COVID-19 pandemic, including in India where we source our recycled platinum. In addition, a majority of the world’s diamond supply is cut and polished in India, which could by adversely impacted by the COVID-19 pandemic. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our resources are produced. Moreover, negative press or reports about internationally sourced resources may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international suppliers or internationally sourced resources could have a material adverse effect on our business, financial condition, and results of operations.

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

The convenient payment mechanisms provided by our business are key factors contributing to the development of our business. We rely on third parties for elements of our payment processing infrastructure to accept payments from customers and remit payments to suppliers. These third parties may refuse to renew our agreements with them on commercially reasonable terms or at all. If these companies become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted. For certain payment methods, including credit and debit cards, and third-party financing sources, we generally pay interchange fees and other processing and gateway fees, and such fees result in significant costs. In addition, online payment providers are under continued pressure to pay increased fees to banks to process funds, and there is no assurance that such online payment providers will not pass any increased costs on to us. If these fees increase over time, our operating costs will increase, which could adversely affect our business, financial condition, and results of operations.

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

Brilliant Earth, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, any taxable income of Brilliant Earth, LLC is allocated to holders of LLC Interests, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Brilliant Earth, LLC. Under the terms of the Brilliant Earth LLC Agreement, Brilliant Earth, LLC is obligated, subject to various limitations and restrictions, including with respect to our debt agreements, to make tax distributions to holders of LLC Interests, including us. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect will be significant. We intend, as its managing member, to cause Brilliant Earth, LLC to make cash distributions to the holders of LLC Interests in an amount sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the Tax Receivable Agreement. However, Brilliant Earth, LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Brilliant Earth, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Brilliant Earth, LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities, or to fund our operations (including, if applicable, as a result of an acceleration of our obligations under the Tax Receivable Agreement), we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition, and subject us to various restrictions imposed by any lenders of such funds. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. In addition, if Brilliant Earth, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired, although we do not anticipate declaring or paying any cash dividends on our Class A common stock and Class D common stock in the foreseeable future.

Under the Brilliant Earth LLC Agreement, we intend to cause Brilliant Earth, LLC, from time to time, to make distributions in cash to its equityholders (including us) in amounts sufficient to cover the taxes imposed on their allocable share of taxable income of Brilliant Earth, LLC. As a result of (1) potential differences in the amount of net taxable income allocable to us and to Brilliant Earth, LLC’s other equityholders, (2) the lower tax rate applicable to corporations as opposed to individuals, and (3) certain tax benefits that we anticipate from (a) future purchases or redemptions of LLC Interests from the Continuing Equity Owners, (b) payments under the Tax Receivable Agreement and (c) any acquisition of interests in Brilliant Earth, LLC from other equityholders in connection with the consummation of the Reorganization Transactions, these tax distributions may be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of a cash dividend on our Class A common stock and Class D common stock, the payment of obligations under the Tax Receivable Agreement, the declaration of a stock dividend on our Class A common stock and Class D common stock, along with the purchase of a corresponding number of common units in Brilliant Earth, LLC, or the purchase of additional common units in Brilliant Earth, LLC, along with a recapitalization of all of the outstanding common units in Brilliant Earth, LLC and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for LLC Interests and corresponding shares of Class A common stock or Class D common stock, as applicable, will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A common stock or Class D common stock, or otherwise use the cash as described above, we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending it (or a portion thereof) to Brilliant Earth, LLC, which may result in shares of our Class A common stock and Class D common stock increasing in value relative to the value of LLC Interests. The holders of LLC Interests may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock or Class D common stock, as applicable, in exchange for their LLC Interests, notwithstanding that such holders may have participated previously as holders of LLC Interests in distributions that resulted in such excess cash balances.

The Tax Receivable Agreement with the Continuing Equity Owners requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial.

In connection with the consummation of our initial public offering of our Class A common stock, we entered into a Tax Receivable Agreement with Brilliant Earth, LLC and each of the Continuing Equity Owners (as defined herein). Under the Tax Receivable Agreement, we are required to make cash payments to the Continuing Equity Owners equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) increases in Brilliant Earth Group, Inc.’s allocable share of the tax basis of Brilliant Earth, LLC’s assets resulting from (a) Brilliant Earth Group, Inc.’s purchase of LLC Interests from each Continuing Equity Owner, (b) any future redemptions or exchanges of LLC Interests for Class A common stock or Class D common stock, and (c) certain distributions (or deemed distributions) by Brilliant Earth, LLC; and (2) certain tax benefits arising from payments under the Tax Receivable Agreement. We expect that the amount of the cash payments we will be required to make under the Tax Receivable Agreement will be substantial. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned upon continued ownership of Brilliant Earth, LLC by the exchanging Continuing Equity Owners. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. The existing tax basis acquired in connection with the Reorganization Transactions, the actual increase in tax basis, and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors: including the timing of redemptions by the Continuing Equity Owners; the price of shares of our Class A common stock at the time of the exchange; the extent to which such exchanges are taxable; the amount of gain recognized by such Continuing Equity Owners; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the portion of our payments under the Tax Receivable Agreement constituting imputed interest; and the federal and state tax rates then applicable.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit holders of our Class A common stock to the same extent that it will benefit the Continuing Equity Owners.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit the holders of our Class A common stock to the same extent that it will benefit the Continuing Equity Owners. We entered into the Tax Receivable Agreement with Brilliant Earth, LLC and the Continuing Equity Owners in connection with the completion of our initial public offering and the Reorganization Transactions. The Tax Receivable Agreement provides for the payment by us to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (1) increases in Brilliant Earth Group, Inc.’s allocable share of the tax basis of Brilliant Earth, LLC’s assets resulting from (a) Brilliant Earth Group, Inc.’s purchase of LLC Interests from each Continuing Equity Owner, (b) any future redemptions or exchanges of LLC Interests for Class A common stock or Class D common stock, and (c) certain distributions (or deemed distributions) by Brilliant Earth, LLC; and (2) certain tax benefits arising from payments under the Tax Receivable Agreement. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for our Class A common stock.

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

We are a “controlled company” within the meaning of the rules of the Nasdaq Stock Market LLC (“Nasdaq”) and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements and holders of our Class A common stock may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

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

The corporate governance requirements and specifically the independence standards are intended to ensure that directors who are considered independent are free of any conflicting interest that could influence their actions as directors. We intend to utilize certain exemptions afforded to a “controlled company.” As a result, we are not subject to certain corporate governance requirements, including that a majority of our board of directors consists of “independent directors,” as defined under the Nasdaq rules. In addition, we are not required to have a nominating and corporate governance committee or compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or to conduct annual performance evaluations of the nominating and corporate governance and compensation committees.

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

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, our audited consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our audited consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: revenue recognition, including revenue-related reserves; legal contingencies; valuation of our common stock and equity awards; income taxes; and sales and indirect tax reserves. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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

As of December 31, 2021, we have outstanding a total of 9,614,523 shares of Class A common stock. Of the outstanding shares, the 9,583,332 shares of Class A common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act, other than any shares held by our affiliates. Any shares of Class A common stock held by our affiliates will be eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

In addition, we have reserved 10,923,912 shares of Class A common stock for issuance under our 2021 Incentive Award Plan and 1,638,586 shares of Class A common stock for issuance under our Employee Stock Purchase Plan. Any Class A common stock that we issue under the 2021 Incentive Award Plan, the Employee Stock Purchase Plan, or other equity incentive plans that we may adopt in the future would dilute your percentage ownership in our Class A common stock.

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

We have incurred and expect to continue to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment. If we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

We will incur significant costs as a result of operating as a public company.

Prior to our IPO, we operated on a private basis, and most of our management team does not have public company experience. We are now subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Global Market and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more difficult, time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. As a newly public company and being subject to new rules and regulations, it has become more expensive for us to obtain director and officer liability and other types of insurance and we may in the future be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action, and potentially civil litigation. These factors may, therefore, strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Our principal executive offices are located in San Francisco, CA and Denver, CO. We lease retail showroom, office and operational locations. As of December 31, 2021, we have 15 showrooms and one operations center in the United States.

The table below sets forth certain information regarding these properties, all of which are leased.

Property type	Location	Approximate square footage	Lease expiration date

Retail showrooms
	Atlanta	2,950	April 30, 2027
	Austin	2,972	August 31, 2026
	Boston	3,761	December 31, 2026
	Chicago	2,200	November 30, 2026
	Dallas	2,546	July 31, 2027
	Denver	11,153	December 31, 2026
	Los Angeles	3,140	April 30, 2025
	New York	2,475	September 30, 2031
	Philadelphia	3,050	November 30, 2025
	Portland	2,660	August 31, 2031
	San Diego	2,443	August 30, 2023
	San Francisco	11,215	July 31, 2031
	Scottsdale	3,307	December 31, 2031
	Seattle	2,597	June 30, 2028
	Washington DC	4,795	December 31, 2023

Operations center
	Secaucus, New Jersey	23,817	October 31, 2026

All of our executive offices and retail showrooms are leased from third parties, and our leases generally have a term of 5 years and typically include five-year renewal options. Most of our showroom leases provide for a minimum rent, with escalating rent increases, and generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

We may negotiate new lease agreements, renew existing lease agreements or use alternate facilities prior to lease termination. We believe that our facilities are adequate for our needs and believe that we should be able to renew any of our leases or secure similar property without an adverse impact on our operations.

Item 3. Legal Proceedings

We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

On August 26, 2021, Plaintiff Anna Lerman filed a complaint against the Company in California Superior Court for Ventura County. The complaint alleges, on behalf of a putative class, that the Company recorded telephone calls between the Company’s customers and its customer service representatives without the customers’ consent, in violation of the California Invasion of Privacy Act Sections 631 and 632.7. The plaintiff seeks statutory damages, injunctive relief, attorneys’ fees and costs, and other unspecified damages. The Company has obtained an extension of time to file a response, the time to file such response has not yet passed, and as of the date of this Annual Report on Form 10-K, the Company has not responded to the complaint. We believe these claims have no merit, and intend to vigorously defend against this lawsuit, though there can be no assurance regarding its ultimate outcome. At this time, any liability related to the alleged claims is not currently probable or reasonably estimable.

Item 4. Mine Safety Disclosures

Not applicable.

Part II - Other Information

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock began trading on the Nasdaq Global Select Market under the trading symbol “BRLT” on September 23, 2021. As of December 31, 2021, there is no established public trading market for our Class B common stock, Class C common stock or Class D common stock.

Stockholders

As of March 18, 2022, there were approximately 60 holders of record of our Class A common stock, 28 holders of record of our Class B common stock and 1 holder of record of our Class C common stock. No shares of our Class D common stock are outstanding. Because some of our shares of Class A common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

Dividend Policy

Since the IPO, we have not declared or paid any cash dividends on our common stock and we do not anticipate declaring or paying any cash dividends on our Class A common stock and Class D common stock in the foreseeable future. Holders of our Class B common stock and Class C common stock are not entitled to participate in any dividends declared by our board of directors. Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock and Class D common stock depends on our receipt of cash distributions from Brilliant Earth, LLC. Our ability to pay dividends is restricted by the terms of our current credit agreement and may be restricted by the terms of any future credit agreement, debt or preferred equity securities of us. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to the requirements of applicable law, compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability, industry trends, and other factors that our board of directors may deem relevant.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2021.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no unregistered equity securities sold from September 23, 2021 to December 31, 2021, and no material change in the expected use of the net proceeds from our IPO, other than as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Stock Performance Graph

The following graph and table compare the total stockholder return from September 23, 2021, the date on which our Class A common stock commenced trading on the Nasdaq Global Select Market through December 31, 2021 of (i) our Class A common stock, (ii) the Standard and Poor's 500 Internet and Direct Marketing Retail Industry Index, (iii) NASDAQ Composite Index, and (iv) NASDAQ Retail Trade Index. The stock performance graph and table assume an initial investment of $100 on September 23, 2021.

The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act.

COMPARISON OF 3 MONTH CUMULATIVE TOTAL RETURN*

Among Brilliant Earth Group, Inc., the NASDAQ Composite Index,
the S&P Internet & Direct Marketing Retail Index, and the NASDAQ Retail Trade Index

$120
$110
$100
$90
$80
$70
$60
9/23/21
9/21
10/21
11/21
12/21

Brilliant Earth Group, Inc.
NASDAQ Composite
S&P Internet & Direct Marketing Retail
NASDAQ Retail Trade

*$100 invested on 9/23/21 in stock or 8/31/21 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis reflects the historical results of operations and financial position of Brilliant Earth, LLC prior to the Reorganization Transactions on September 22, 2021 and that of Brilliant Earth Group, Inc. and its consolidated subsidiary, Brilliant Earth, LLC, following the completion of the Reorganization Transactions. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in this Annual Report on Form 10-K. We assume no obligation to update any of these forward-looking statements.

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

Our mission is to create a more transparent, sustainable, compassionate, and inclusive jewelry industry, and we are proud to offer customers distinctive and thoughtfully designed products that they can truly feel good about wearing. Our core values resonate strongly across many demographics and particularly with values-driven Millennial and Gen Z consumers.

Our extensive collection of premium-quality diamond engagement and wedding rings, gemstone rings, and fine jewelry is conceptualized by our leading in-house design studio and then brought to life by expert jewelers. From our award-winning jewelry designs to our responsibly sourced materials, at Brilliant Earth we aspire to exceptional standards in everything we do.

We were founded in 2005 as an e-commerce company with an ambitious mission and a single showroom in San Francisco. We have rapidly scaled our business while remaining focused on our mission and elevating the omnichannel customer experience. Through our intuitive digital commerce platform and personalized individual appointments in our showrooms, we cater to the shopping preferences of tech-savvy next-generation consumers. We create an educational, joyful, and approachable experience that is unique in the jewelry industry. As of December 31, 2021, Brilliant Earth has sold to consumers in over 50 countries.

Throughout our history, we have invested in technology to create a seamless customer experience, inform our data-driven decision-making, improve efficiencies, and advance our mission. Our technology enables dynamic product visualization, augmented reality try-on, blockchain-enabled transparency, and rapid fulfillment of our flagship Create Your Own product, a custom design process. We leverage powerful data capabilities to improve our marketing and operational efficiencies, personalize the customer experience, curate showroom inventory and merchandising, inform real estate decisions, and develop new product designs that reflect consumer preferences. We believe the Brilliant Earth digital experience drives higher satisfaction, engagement, and conversion both online and in-showroom.

We have achieved strong financial performance and rapid growth since our founding with minimal outside funding, and believe we are in the early stages of realizing our potential in a significant market opportunity.

Below is a summary of our performance for the year ended December 31, 2021:

•Net sales of $380.2 million, up 51.0% from $251.8 million for the year ended December 31, 2020;
•Net income of $26.3 million, up 21.7% from $21.6 million for the year ended December 31, 2020;
•Net income margin of 6.9%, compared to 8.6% for the year ended December 31, 2020;
•Adjusted EBITDA of $50.5 million, up 83.4% from $27.5 million for the year ended December 31, 2020; and
•Adjusted EBITDA margin of 13.3%, compared to 10.9% for the year ended December 31, 2020.

Below is a summary of our performance for the year ended December 31, 2020:

•Net sales of $251.8 million, up 25.1% from $201.3 million for the year ended December 31, 2019;
•Net income of $21.6 million, up 377.4% from net loss of $(7.8) for the year ended December 31, 2019;
•Net income margin of 8.6%, compared to (3.9)% for the year ended December 31, 2019;
•Adjusted EBITDA of $27.5 million, up 711.3% from $(4.5) million for the year ended December 31, 2019; and
•Adjusted EBITDA margin of 10.9%, compared to (2.2)% for the year ended December 31, 2019.

We operate in one operating and reporting segment, the retail sale of diamonds, gemstones and jewelry.

Initial Public Offering and Purchase of LLC Interests

On September 27, 2021, we completed our IPO of 9,583,332 shares of Class A common stock at an offering price of $12.00 per share, (excluding the underwriting discount), including 1,249,999 shares of Class A common stock issued pursuant to the underwriters’ over-allotment option. We received $101.6 million in proceeds after a deduction for underwriting discounts and offering costs totaling $13.4 million.

The net proceeds were used to purchase 8,333,333 newly-issued membership units (the “LLC Units” or “LLC Interests”) from Brilliant Earth, LLC and 1,249,999 LLC Units in the form of a redemption from the Continuing Equity Owners at a price per unit equal to the IPO price of $11.22 per share after deducting the underwriting discount, which represented a 10.1% economic interest as of the IPO date.

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

The following summarizes the Reorganization Transactions which occurred as of the date of IPO:

•Amended and restated the existing limited liability company agreement of Brilliant Earth, LLC (the “LLC Agreement”), effective prior to the IPO, to, among other things, (1) recapitalize all existing ownership interests in Brilliant Earth, LLC into 86,297,284 LLC Units after applying a conversion ratio of 1.8588, (2)

appoint Brilliant Earth Group, Inc. as the sole managing member of Brilliant Earth, LLC upon its acquisition of LLC Units in connection with the IPO, and (3) provide certain redemption rights to the Continuing Equity Owners.

•Amended and restated Brilliant Earth Group, Inc.’s certificate of incorporation to, among other things, provide for four classes of common stock defined as Class A common stock, Class B common stock, Class C common stock and Class D common stock.

•Issued 36,064,421 shares of Class B common stock (prior to the redemption of 522,386 shares pursuant to the exercise of underwriters’ overallotment options discussed below) to the Continuing Equity Owners, excluding the founders, Beth Gerstein, Co-Founder and Chief Executive Officer, Eric Grossberg, Co-Founder and Executive Chairman, and Just Rocks, a Delaware corporation which is jointly owned and controlled by the founders (collectively, the “Founders”), which is equal to the number of LLC Units held by such Continuing Equity Owners excluding the Founders, for nominal consideration.

•Issued 50,232,863 shares of Class C common stock (prior to the redemption of 727,613 shares pursuant to the exercise of underwriters’ overallotment options discussed below) to the Founders, which is equal to the number of LLC Units held by such Founders, for nominal consideration.

•Entered into a Tax Receivable Agreement (the “TRA”) with Brilliant Earth, LLC and the Continuing Equity Owners that provides for the payment by Brilliant Earth Group, Inc. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Brilliant Earth Group, Inc. actually realizes (or in some circumstances is deemed to realize) related to certain tax basis adjustments and payments made under the TRA.

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

The following summarizes the IPO and other transactions:

•Issued 9,583,332 shares of Class A common stock, including 1,249,999 shares of Class A common stock from the exercise of the underwriters' overallotment, in exchange for net proceeds of approximately $101.6 million at $12.00 per share, less underwriting discount and offering expenses.

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

•Exercise of warrants on convertible preferred units (“Class P Units”) with a carrying value of $6.4 million as of September 22, 2021 (after the mark-to-market adjustment as of the date of exercise) into 534,589 newly issued LLC Units on a net settlement basis, elected at the option of the holder.

Key Factors Affecting Our Performance

Our Ability to Increase Brand Awareness

Increasing brand awareness and growing favorable brand equity have been and remain key to our growth. We have a significant opportunity to continue to grow our brand awareness, broaden our customer reach, and maximize lifetime value through brand and performance marketing. We have made significant investments to strengthen the Brilliant Earth brand through our dynamic marketing strategy, which includes brand marketing campaigns across email, digital, social media, earned media, and media placements and with key influencers. Based on our Customer Insight Survey conducted in May 2021, our aided brand awareness was 54% with significant room to increase in the U.S. and internationally through marketing and earned media, showroom expansion, and word-of-mouth referrals. In order to compete effectively and increase our share of the jewelry market, we must maintain our strong customer experience, produce compelling products, and continue our mission of creating a more transparent, sustainable, compassionate and inclusive jewelry industry. Our performance will also depend on our ability to increase the number of consumers aware of Brilliant Earth and our product assortment. We believe our brand strength will enable us to continue to expand across categories and channels, to deepen relationships with consumers, and to expand our presence in U.S. and international markets.

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

We believe expanding our number of showrooms will drive accelerated growth by increasing our average order value (“AOV”) compared to e-commerce orders, improving conversion in the showrooms’ metro regions compared to pre-opening conversion, and raising our brand awareness. As of December 31, 2021, we have 15 showroom locations. We intend to strategically open showrooms in the future, and we believe we can achieve broad national showroom coverage with far fewer locations than many traditional retailers. We rely on this highly efficient showroom model to complement our digital strategy and to continue to drive growth and profitability.

Our Ability to Successfully Introduce New Products

Product expansion allows us significant opportunity to drive new and repeat purchases by expanding purchase occasions beyond engagement and bridal. We intend to leverage our in-house design capabilities and nimble data-driven product development to expand product assortment for special occasions and self-purchase. In addition, we will have more opportunity to enhance and leverage our customer relationship management (“CRM”) and data-segmentation capabilities to increase repeat purchases and lifetime value. We have consistently invested in technology to create a seamless customer experience, including dynamic visualization, augmented reality try-on, and automated, rapid fulfillment, and we intend to continue investing in technology to enhance the digital and showroom experience and help drive conversion. Expanding affiliations and brand collaborations will also broaden our existing assortment, reinforce our brand ethos, and feature like-minded designers, which will help to drive both new and repeat purchases.

International Expansion

We are in the early stages of expanding globally, and a larger geographic footprint will help drive future growth. Our early proof-points from localizing our website for Canada, Australia, and the United Kingdom, and our sales to customers from over 50 countries, provide encouraging signs for future global expansion. We see strong potential in launching e-commerce in new overseas markets and new showrooms in countries where we have already established a localized digital presence. We plan to drive brand awareness through localized marketing channels and expect our data-driven technology platform to continue providing insights for product recommendations and inventory management.

Operational and Marketing Efficiency

We have a unique, asset-light operating model with attractive working capital dynamics, capital-efficient showrooms, and a vast virtual inventory of premium natural and lab-grown diamonds that allows us to offer over 150,000 diamonds with significant value, while keeping our balance sheet inventory low. This has driven attractive inventory turns and allows us to operate with negative working capital, which we define as our current assets less cash minus our current liabilities. Our showroom strategy avoids the inefficiencies of traditional, retail-first jewelers. Our showrooms are appointment-driven with large catchment regions, so we are less reliant on expensive high foot traffic retail locations. We also curate showroom inventory for scheduled visits and require limited inventory in each location. Our tech-enabled jewelry specialist team supports online customers when not in appointment, maximizing workforce utilization. As we continue to scale our business, our future success is dependent on maintaining this capital efficient operating model and driving continued operational improvement as we expand to new locations both in the U.S. and internationally.

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

Macroeconomic Trends

We believe we are well-positioned at the intersection of key macro-level trends impacting our industry. Consumers are increasingly becoming more conscious of the products they purchase, seeking brands that stand for sustainability, supply chain transparency, and social and environmental responsibility. This has contributed to our strong brand affinity and loyalty, and further differentiates us from our competitors. Consumers are increasingly favoring seamless omnichannel shopping experiences, and we believe our model is well-suited to satisfy these consumer preferences. Changes in inflation and macro-level consumer spending trends, including as a result of the COVID-19 pandemic, could result in fluctuations in our operating results.

Effects of COVID-19 on Our Business

The COVID-19 pandemic remains on-going and continues to impact the global economy. Our financial performance could be adversely impacted by the on-going evolution of the pandemic, including any government-imposed pandemic restrictions. We cannot predict the full extent of the impacts of the COVID-19 pandemic on our business, our operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations. See “Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic has had, and may in the future continue to have, a material adverse impact on our business” in Part I, Item 1A.

Key Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

The following table sets forth our key performance indicators for the periods presented (amounts in thousands, except for total orders and AOV):

	For the years ended December 31,				For the years ended December 31,
	2021	2020	Change	% Change	2020	2019	Change	% Change
Net Sales	$380,189	$251,820	$128,369	51.0%	$251,820	$201,343	$50,477	25.1%
Total Orders	118,208	79,890	38,318	48.0%	79,890	61,604	18,286	29.7%
AOV	$3,216	$3,152	$64	2.0%	$3,152	$3,268	$(116)	(3.6)%

Net Sales

Net sales is defined below in "Components of Results of Operations".

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

Average Order Value

We define average order value, or AOV, as net sales in a given period divided by total orders in that period. We believe that AOV is a measure that is useful to investors and management in understanding our ongoing operations and in an analysis of ongoing operating trends. AOV varies depending on the product type and number of items per order. AOV may also fluctuate as we expand into and increase our presence in additional product lines and price points, and open additional showrooms.

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

We allow for certain returns within 30 days of when an order is available for shipment or pickup. We also provide one complimentary resizing for standard ring styles within 60 days of when an order is available for shipment or pickup, a lifetime manufacturing warranty (except on estate and vintage jewelry and center diamonds/gemstones), and a lifetime diamond upgrade program on all independently-graded natural diamonds. For an additional charge, we offer an in-house 3-year extended service plan, which provides full inspection, cleaning, and certain repairs due to normal wear. We also offer an extended protection plan through a third-party that has terms ranging from 2 years to lifetime that vary based on the item purchased.

Revenue is deferred on transactions where payment has been received from the customer, but control has not yet transferred. Revenue related to customer purchases of our in-house extended service plan are deferred and recognized ratably over the service plan term.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of marketing, advertising, and promotional expenses; payroll and related benefit costs for our employees, including equity-based compensation expense; merchant processing fees; certain facility-related costs; customer service; technology; and depreciation and amortization expenses, as well as professional fees, other general corporate expenses, and charitable donations in connection with establishing and funding the Brilliant Earth Foundation, a donor advised fund, to support our charitable giving efforts.

Interest Expense

Interest expense primarily consists of interest incurred under our outstanding Term Loan.

Other Expense, Net
Other expense, net consisted primarily of the change in fair value of the warrant liability necessary to mark our warrants to fair market value. The warrant liability was settled at the time of IPO. Additionally, these expenses include losses on exchange rates on consumer payments, partially offset by interest and other miscellaneous income.

Income Tax (Expense) Benefit

Income tax expense (benefit) represents the federal and state income or franchise taxes assessed on Brilliant Earth Group, Inc.’s share of taxable income (loss) for the period.

Results of Operations Data
The results of operations data in the following tables for the periods presented have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Comparison of Years Ended December 31, 2021 and 2020

The following table sets forth our statements of operations for the years ended December 31, 2021 and 2020, including amounts and percentages of net sales for each year and the year-to-year change in dollars and percent (amounts in thousands):

	For the years ended December 31,
	2021		2020		Year over year change
	Amount	Percent	Amount	Percent	Amount	Percent
Consolidated statements of operations data*:
Net sales	$380,189	100.0%	$251,820	100.0%	$128,369	51.0%
Cost of sales	192,768	50.7%	139,518	55.4%	53,250	38.2%
Gross profit	187,421	49.3%	112,302	44.6%	75,119	66.9%
Operating expenses:
Selling, general and administrative	147,291	38.7%	85,710	34.0%	61,581	71.8%
Income from operations	40,130	10.6%	26,592	10.6%	13,538	50.9%
Interest expense	(7,589)	(2.0)%	(4,942)	(2.0)%	(2,647)	53.6%
Other expense, net	(6,601)	(1.7)%	(74)	0.0%	(6,527)	nm
Net income before tax	25,940	6.8%	21,576	8.6%	4,364	20.2%
Income tax benefit	316	0.1%	—	—%	316	nm
Net income	$26,256	6.9%	$21,576	8.6%	$4,680	21.7%
Net income allocable to non-controlling interest	24,728	6.5%
Net income allocable to Brilliant Earth Group, Inc.	$1,528	0.4%

* Amounts may not sum due to rounding
nm - Not meaningful

Net Sales

Net sales for the year ended December 31, 2021 increased by $128.4 million, or 51.0%, compared to the year ended December 31, 2020. We experienced increases in net sales across our products, in both domestic and international markets, primarily driven by a 48.0% increase in order volumes due to:
•continued efficiency of our customer acquisition and conversion activities;
•an increase in orders driven by our showrooms and website;
•an increase in consumer spending during the first half of 2021 in comparison to the first half of 2020, which was significantly impacted by COVID-19;
•additional orders from opening of new showrooms in Atlanta (fourth quarter of 2020), Seattle (second quarter of 2021), Portland, Austin, Dallas, New York (third quarter of 2021) and Scottsdale (fourth quarter of 2021); and

•net sales also increased due to an increase in AOV on a year-over-year basis. AOV for the year ended December 31, 2021 was 2.0% higher compared to the year ended December 31, 2020.

Gross Profit

Gross profit for the year ended December 31, 2021 increased by $75.1 million, or 66.9%, compared to the year ended December 31, 2020. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 470 basis points for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by our premium brand and differentiated product offerings, enhancements to our pricing engine, procurement efficiencies and higher costs in the prior period due to temporary COVID-related changes to supplier mix and shipping methods during the prior year. These improvements were partially offset by higher precious metal prices, as evidenced by average gold and platinum spot prices increasing by 1% and 22% respectively, for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2021 increased by $61.6 million, or 71.8%. SG&A expenses as a percentage of net sales increased by 471 basis points for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in SG&A expenses was driven by an increase in marketing expenses, other general and administrative expenses and employment expenses, which increased by $27.3 million, $18.9 million and $15.4 million, respectively, from the year ended December 31, 2020 to the year ended December 31, 2021. The increase in marketing expenses was driven by increased investments in marketing and advertising to increase brand awareness and support strategic growth initiatives. The increase in other general and administrative expenses was principally driven by new corporate expenses in preparation for and support of our operations as a public company, new showroom pre-opening costs and a contribution to fund the Brilliant Earth Foundation. The increase in employment expenses was principally driven by the addition of corporate and showroom staff, lower comparative employment expenses in 2020 due to temporary COVID-related staffing changes and an increase in equity-based compensation.

The Company granted new restricted stock units (“RSUs”) and stock options in conjunction with the IPO, as well as additional RSUs grants subsequent to the IPO. Future financial results will reflect equity-based compensation that is likely to be higher than what is reflected in the current year's financial results.

Interest Expense

Interest expense for the year ended December 31, 2021 increased by $2.6 million, or 53.6%, primarily due to an increase in the principal balance in our debt financing from $35.0 million to $65.0 million in the fourth quarter of 2020.

Other Expense, Net

Other expense, net for the year ended December 31, 2021 increased by $6.5 million primarily due to a $6.3 million increase in the fair market value of warrants, which were classified as liabilities and marked to market each reporting period until the warrants were exercised during the IPO process.

Income Tax Benefit

Brilliant Earth Group, Inc.’s income tax benefit was $0.3 million for the period from September 23, 2021 to December 31, 2021. Brilliant Earth Group, Inc. had no business transactions or activities prior to the IPO, and accordingly, no amounts related to income taxes were incurred by the Company. The effective tax rate is a benefit of 26.1% which differs from the expected rate of 21.0% due to the equity interest in earnings of subsidiary not being taxable (permanent difference), the loss from the investee per K-1 (inside basis difference), and the loss from the step up in outside basis.

Net Income Allocable to Non-Controlling Interests

The net income allocable to the non-controlling interests (“NCI”) of Brilliant Earth, LLC for the year ended December 31, 2021 was $24.7 million, which is all of the earnings of the Company through September 22, 2021 (the date of the Reorganization Transactions) and 89.9% of pre-tax earnings of the Company for the period September 22, 2021 through December 31, 2021.

Comparison of Years Ended December 31, 2020 and 2019

The following table sets forth our statements of operations for the years ended December 31, 2020 and 2019, including amounts and percentages of net sales for each year and the year-to-year change in dollars and percent (amounts in thousands):

	For the years ended December 31,
	2020		2019		Year over year change
	Amount	Percent	Amount	Percent	Amount	Percent
Consolidated statements of operations data*:
Net sales	$251,820	100.0%	$201,343	100.0%	$50,477	25.1%
Cost of sales	139,518	55.4%	116,421	57.8%	23,097	19.8%
Gross profit	112,302	44.6%	84,922	42.2%	27,380	32.2%
Operating expenses:
Selling, general and administrative	85,710	34.0%	90,317	44.9%	(4,607)	(5.1)%
Income (loss) from operations	26,592	10.6%	(5,395)	(2.7)%	31,987	nm
Interest expense	(4,942)	(2.0)%	(2,257)	(1.1)%	(2,685)	119.0%
Other expense, net	(74)	0.0%	(126)	(0.1)%	52	(41.3)%
Net income (loss)	$21,576	8.6%	$(7,778)	(3.9)%	$29,354	nm

* Amounts may not sum due to rounding
nm - Not meaningful

Net Sales

Net sales for the year ended December 31, 2020 increased by $50.5 million, or 25.1%, compared to the year ended December 31, 2019. While in-store customer traffic decreased due to the COVID-19 pandemic, we experienced increases in net sales across our products, in both domestic and international markets, primarily driven by a 29.7% increase in order volumes due to:

•improved efficiency of our customer acquisition and conversion activities;
•an increase in orders driven by continued consumer migration to online retail channels; and
•additional orders from the opening of new showrooms in Philadelphia (November 2019) and Atlanta (October 2020), as well as a new virtual sales appointment offering (second quarter of 2020).
•The increase in order volumes was partially offset by a decrease in AOV on a year-over-year basis. AOV for the year ended December 31, 2020 was 3.6% lower compared to the year ended December 31, 2019.

Gross Profit

Gross profit for the year ended December 31, 2020 increased by $27.4 million, or 32.2%, compared to the year ended December 31, 2019. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 242 basis points for the year ended December 31, 2020 compared to the year ended December 31, 2019 driven by enhancements to our pricing algorithms and procurement efficiencies. These improvements were partially offset by higher precious metals prices, as evidenced by average gold and platinum spot prices increasing by approximately 27% and 3%, respectively, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The margin improvements were also partially offset by higher costs from temporary COVID-related changes to our supplier mix and shipping methods.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2020 decreased by $4.6 million, or 5.1%. SG&A expenses as a percentage of net sales decreased by 1,092 basis points in the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in operating expenses, as a percentage of net sales, was primarily driven by a decrease in marketing expenses which, as a percentage of net sales, represented a decline of 970 basis points from 2019 to 2020. This decline was largely attributable to improved efficiency of our customer acquisition and conversion activities. In addition, we improved operating leverage from employee-related costs, which declined, as a percentage of net sales, by 100 basis points from the year ended December 31, 2019 as compared to the year ended December 31, 2020, which was partially driven by temporary COVID-related staffing changes.

Interest Expense

Interest expense for the year ended December 31, 2020 increased by $2.7 million, or 119.0%, primarily due to an increase in the gross principal balance in our debt financing from $11.0 million to $35.0 million in the second half of 2019.

Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP financial measures provide users of our financial information with additional useful information in evaluating our performance and liquidity, as applicable, and to more readily compare these financial measures between past and future periods. There are limitations to the use of the non-GAAP financial measures presented in this Annual Report on Form 10-K. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures, are included in this Annual Report on Form 10-K because they are used by management and our board of directors to assess our financial performance. We define Adjusted EBITDA as net income (loss) excluding interest expense, income taxes, depreciation and amortization expense, equity-based compensation expense, showroom pre-opening expense, certain non-operating expenses and income, and other unusual and/or infrequent costs, which we do not consider in our evaluation of ongoing operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA calculated as a percentage of net sales. These non-GAAP financial measures provide users of our financial information with useful information in evaluating our operating performance and exclude certain items from net income (loss) that may vary substantially in frequency and magnitude from period to period. These non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income (loss) prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of Adjusted EBITDA and Adjusted EBITDA margin to its most directly comparable GAAP financial measure, net income (loss) and net income (loss) margin, are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the years presented. In future years, we may exclude similar items, may incur income and expenses similar to these excluded items, and may include other expenses, costs and non-recurring items.

The following table presents a reconciliation of net income (loss) and net income (loss) margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the years presented (amounts in thousands):

	For the years ended December 31,
	2021	2020	2019
Net income (loss)	$26,256	$21,576	$(7,778)
Interest expense	7,589	4,942	2,257
Income tax benefit	(316)	—	—
Depreciation expense	860	646	622
Showroom pre-opening expense	2,773	242	227
Equity-based compensation expense	2,795	46	43
Other expense, net (1)	6,601	74	126
Transaction costs and other expense (2)	3,926	—	—
Adjusted EBITDA	$50,484	$27,526	$(4,503)
Net income (loss) margin	6.9%	8.6%	(3.9)%
Adjusted EBITDA margin	13.3%	10.9%	(2.2)%
(1) Other expense, net for the year ended December 31, 2021 consists primarily of the change in fair value of the warrant liability necessary to mark our warrants to fair market value. Please see Note 1, Business and Organization in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information. Additionally, these expenses for all periods presented include losses on exchange rates on consumer payments, partially offset by interest and other miscellaneous income.
(2) These expenses are those that we did not incur in the normal course of business. They include expenses related to professional fees in connection with the evaluation and preparation for operations as a public company, a charitable donation and one-time costs associated with the opening of a new operations facility.

Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to LLC members, debt service, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, and borrowings under our Term Loan. We have historically had negative working capital driven by our high inventory turns and typical collection of payment from customers prior to payment of suppliers. As of December 31, 2021, we had a cash balance, excluding restricted cash, of $172.9 million, and working capital, excluding cash, of $(59.7) million.

In addition, we have a Term Loan with a principal balance of $65.0 million, excluding unamortized debt issuance costs of $1.4 million, of which $34.2 million is classified as long-term.

We lease our showrooms and headquarters office space under non-cancelable lease agreements whereby $3.5 million is due in the year ended December 31, 2022. Total future lease payments as of December 31, 2021 are $25.2 million.

In the year ended December 31, 2021, the Company declared and paid $21.4 million of distributions to, or on behalf of, members associated with their estimated income tax obligations. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

Notwithstanding our obligations under the TRA discussed below, we believe that our current sources of liquidity, which include cash, and net cash provided by operating activities, will be sufficient to meet our projected operating, debt service, and tax distribution requirements for at least the next 12 months. We have capital commitments of $1.6 million related to the opening of new locations as of December 31, 2021, and we had no principal repayments due in 2021, $30.8 million of principal repayments due in 2022, and $34.2 million of principal due in 2023 on our Term Loan. As further described below, we have an additional final payment of $3.2 million due in 2023 on our Term Loan.

Additional future liquidity needs may include public company costs, payments under the TRA, and state and federal taxes to the extent not offset by our deferred income tax assets, including those arising as a result of purchases or exchanges of common units for Class A and Class D common stock. Although the actual timing and amount of any payments that may be made under the TRA will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners will be significant. Any payments made by us to the Continuing Equity Owners under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Brilliant Earth, LLC, and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore may accelerate payments due under the TRA.

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

Cash Flows from Operating, Investing, and Financing Activities — Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Years ended December 31,
	2021	2020
Net cash provided by operating activities	$46,078	$26,723
Net cash used in investing activities	(5,606)	(584)
Net cash provided by (used in) financing activities	66,124	(263)
Net increase in cash, cash equivalents, and restricted cash	106,596	25,876
Cash, cash equivalents and restricted cash at beginning of year	66,474	40,598
Cash, cash equivalents and restricted cash at end of year	$173,070	$66,474

Operating Activities

Net cash provided by operating activities was $46.1 million for the year ended December 31, 2021, consisting of $26.3 million in net income adjusted for $11.4 million in non-cash expense addbacks, primarily composed of the change in fair value of warrants, equity based compensation, amortization of debt issuance costs and depreciation expense, plus a $8.4 million increase from changes in assets and liabilities related to operating activities. The change in assets and liabilities related to operating activities, which is the result of the growth of our business, primarily reflects a $25.2 million increase in accounts payable, accrued expenses and other current liabilities, deferred revenue, and deferred rent, offset by $16.8 million increase in inventories, prepaid expenses and other current assets, and other assets.

Net cash provided by operating activities was $26.7 million for the year ended December 31, 2020, consisting of $21.6 million in net income adjusted for $1.9 million in non-cash expense addbacks, primarily composed of depreciation and amortization of debt issuance costs, plus a $3.2 million increase from changes in assets and liabilities related to operating activities. The change in assets and liabilities related to operating activities, which is the result of our revenue growth, primarily reflects a $6.7 million increase in accounts payable, accrued expenses, and other current liabilities, and deferred revenue, offset by a $3.5 million increase in inventory, prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities was $5.6 million for the year ended December 31, 2021, which primarily consisted of purchases of property and equipment related to new facilities leased during the year ended December 31, 2021.

We had limited investing activities for the year ended December 31, 2020 due to a curtailing of capital spending during the COVID-19 pandemic and the nature of the business not being capital intensive.

Financing Activities

Net cash provided by financing activities was $66.1 million for the year ended December 31, 2021. We received net proceeds of $101.6 million, after deducting underwriting discounts and offering costs from the IPO. This was partially offset by $14.0 million paid to Continuing Equity Owners for the redemption of LLC Units, and $21.4 million paid to members for tax distributions.

In December 2020, we extended our Term Loan with an additional draw of $30.0 million, excluding debt issuance costs, which we used to finance a special distribution to our members. During the year ended December 31, 2020, we obtained a PPP Loan for $2.7 million, which we elected to repay in full in December 2020.

Cash Flows from Operating, Investing, and Financing Activities — Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes our cash flows for the years ended December 31, 2020 and 2019 and (in thousands):

	Years ended December 31,
	2020	2019
Net cash provided by operating activities	$26,723	$567
Net cash used in investing activities	(584)	(678)
Net cash (used in) provided by financing activities	(263)	22,603
Net increase in cash, cash equivalents, and restricted cash	25,876	22,492
Cash, cash equivalents and restricted cash at beginning of year	40,598	18,106
Cash, cash equivalents and restricted cash at end of year	$66,474	$40,598

Operating Activities

Net cash provided by operating activities was $26.7 million for the year ended December 31, 2020, consisting of $21.6 million in net income adjusted for $1.9 million in non-cash expense addbacks, primarily composed of depreciation and amortization of debt issuance costs, plus a $3.2 million increase from changes in assets and liabilities related to operating activities. The change in assets and liabilities related to operating activities, which is the result of our revenue growth, primarily reflects a $6.7 million increase in accounts payable, accrued expenses and other current liabilities, and deferred revenue, offset by a $3.5 million increase in inventory, prepaid expenses and other current assets.

Net cash provided by operating activities was $0.6 million for the year ended December 31, 2019, consisting of a net loss of $7.8 million adjusted for $1.0 million in non-cash addbacks, plus a $7.4 million increase from changes in assets and liabilities related to operating activities. The change in assets and liabilities related to operating activities, which is the result of our revenue growth, primarily reflects a $10.9 million increase in accounts payable, accrued expenses and other current liabilities, and deferred revenue, offset by a $3.5 million increase in inventory, and prepaid expenses and other current assets.

Investing Activities

We had limited investing activities for the years ended December 31, 2020 and 2019 due to the nature of the business not being capital intensive.

Financing Activities

In December 2020, we extended our Term Loan with an additional draw of $30.0 million, excluding debt issuance costs, which we used to finance a special distribution to our members. During the year ended December 31, 2020, we obtained a PPP Loan for $2.7 million, which we elected to repay in full in December 2020.

During the year ended December 31, 2019, we entered into the Term Loan for $35.0 million, excluding debt issuance costs, to pay off a loan from related parties of $11.0 million, and used the excess to improve our financial liquidity.

Term Loan Agreement

On September 30, 2019, we entered into a Loan and Security Agreement with Runway Growth Finance Corp. (f/k/a Runway Growth Credit Fund Inc.) (“Runway”) which provided for a first tranche of loans in an aggregate principal amount up to $35.0 million available immediately and a second tranche of loans in an aggregate principal amount up to $5.0 million (“Original Term Loan”). On December 17, 2020, the Original Term Loan was amended to add a commitment for supplemental second tranche loans in the aggregate amount of up to $30.0 million (the “First Amendment”). On August 6, 2021, the Original Term Loan was amended to permit (1) a transfer of $1.0 million to the Brilliant Earth Foundation, and (2) additional amounts up to 5.00% of our annual net profits thereafter provided that there is not an event of default that has not been cured (the “Second Amendment”). On August 29, 2021, the Original Term Loan was amended to, among other matters, permit the Reorganization Transactions to be consummated by us in connection with the Up-C structure, and reduce the interest rate of the Term Loan (the “Third Amendment”, and the Original Term Loan, as amended by the First Amendment, the Second Amendment, and the Third Amendment, the “Term Loan”). The maturity date of the Term Loan is October 15, 2023, and as of December 31, 2021, we complied with all covenants under the Term Loan.

The Term Loan carries an interest rate equal to LIBOR, with a floor of 0.50%, plus 7.75%, unless LIBOR becomes no longer available or ceases to accurately or fairly cover or reflect the costs of the lender, in which case the applicable interest rate shall be Prime Rate, with a floor of 3.35%, plus 4.90%. We are required to make interest-only payments on the Term Loan through April 15, 2022 (the “Amortization Date”). The Term Loan will begin amortizing on the Amortization Date, with equal monthly payments of principal, which would fully amortize the principal amount of the Term Loan by October 15, 2023, plus interest being made by us to Runway in consecutive monthly installments until October 15, 2023. The Term Loan carries a prepayment fee of 3.00% declining to 0.00% based on the anniversary date of payment; and a final payment fee equal to 4.50% of the principal amount repaid upon maturity or prepayment, plus $0.2 million. In the event that we choose to partially prepay the Term Loan, we are obligated to make a partial final payment on the date of such prepayment.

The Term Loan is secured by substantially all of the assets of the Company and requires us to comply with various affirmative and negative debt covenants. The affirmative covenants include meeting reporting requirements, such as monthly financial statements and compliance certificates, board observer rights, annual operating budget and financial projections, annual audited financial statements, federal tax returns, and other requirements. The negative covenants contain requirements that restrict our ability to create, incur, assume, or be liable for any indebtedness, incur liens, make distributions, make investments, dispose of assets, engage in mergers or acquisitions, or effect a change in business, management, ownership, or business locations, and other restrictive requirements. In addition, the financial covenants require us to reach the minimum liquidity requirements of cash and cash equivalents in deposit accounts secured in favor of Runway in an amount not less than the sum of (a) projected negative cash flow from operations (including interest payments due in respect of any indebtedness) for the immediately following six (6) months, plus (b) projected capital expenditures on property and/or equipment, including any leasing expenditures and principal repayments in respect of any indebtedness, for the immediately following six (6) months, as determined monthly on the last day of each month. For additional information regarding our long-term debt activity, see Note 8, Long-Term Debt to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

See “Risk Factors—Risks Related to Our Organizational Structure.”

Contractual Obligations and Commitments

From time to time in the normal course of business, the Company will enter into agreements with suppliers or service providers. As of December 31, 2021, unconditional future minimum payments under agreements to purchase services primarily related to software maintenance and marketing and advertising spending. The Company does not have a material amount of purchase obligations from contracts with remaining term in excess of 12 months. For additional information on our contractual obligations and commitments, see Note 7, Leases, Note 9, Stockholders’ and Members’ Equity and Note 12, Commitments and Contingencies, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

In preparing our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K in conformity with U.S. GAAP, we must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and business valuations. Actual amounts could differ from those estimated at the time the audited consolidated financial statements are prepared.

Our significant accounting policies are described in Note 2, Summary of significant accounting policies, to our accompanying financial statements and related notes thereto included elsewhere in this Form 10-K. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. Our critical accounting estimates include the following:

Revenue Recognition

Net sales primarily consists of revenue from the sale of inventory, and we recognize revenue as control of promised goods is transferred to customers, which generally occurs upon delivery if the order is shipped, or at the time the customer picks up the completed product at a showroom. Revenue arrangements generally have one performance obligation and are reported net of estimated sales returns and allowances, which are determined based on historical product return rates and current economic conditions. We offer a three-year extended in-house service plan, which gives rise to an additional performance obligation that is recognized over the course of the service plan. We maintain a returns asset account, less any expected costs to recover, and a refund liabilities account to record the effects of estimated product returns and sales returns and allowances, which are updated at the end of each financial reporting period with the effect of such changes accounted for in the period in which such changes occur. Our sales returns and allowance accounts are based on historical return experience and current period sales levels.

Equity-Based Compensation

Equity-based compensation is accounted for as an expense in accordance with the fair value recognition and measurement provisions of U.S. GAAP which requires compensation cost for the grant-date fair value of equity-based awards to be recognized over the requisite service period. We account for a forfeiture when it occurs, and any compensation expense previously recognized on unvested equity-based awards will be reversed when forfeited.

The fair value of awards of restricted LLC Units is based on the fair value of the member unit underlying the awards as of the date of grant. The fair value of the underlying member units (referred to as Class M Units prior to conversion to common LLC Units in the IPO on a value-for-value basis) for grants prior to our IPO in September 2021 was determined by considering a number of objective, subjective and highly complex factors including independent third-party valuations of our member units, operating and financial performance, the lack of liquidity of member units and general and industry specific economic outlook among other factors. We do not anticipate issuing any new restricted LLC Units.

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

We have elected to use the “simplified method” to determine the expected term which is the midpoint between the vesting date and the end of the contractual term because it has insufficient history upon which to base an assumption about the term; we believe the simplified method approximates a term if it were to be based on expected life. The expected dividend yield is nil as we have not paid and do not anticipate paying dividends on our common stock.

Deferred Tax Asset and Tax Receivable Agreement

We may receive a deferred tax benefit resulting from the step-up in basis which occurs in the event that we redeem LLC interests from the Continuing Equity Owners. Pursuant to a TRA entered into by Brilliant Earth, LLC and the Continuing Equity Owners, we will make payments to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Brilliant Earth Group, Inc. actually realizes (or in some circumstances is deemed to realize) as a result of (1) increases in Brilliant Earth Group, Inc.’s allocable share of the tax basis of Brilliant Earth, LLC’s assets resulting from (a) Brilliant Earth Group, Inc.’s purchase of LLC Interests from each Continuing Equity Owner, (b) future redemptions or exchanges of LLC Interests for Class A common stock or cash, and (c) certain distributions (or deemed distributions) by Brilliant Earth, LLC; and (2) certain tax benefits arising from payments made under the TRA.

We expect that payments under the TRA will be significant. We will account for the income tax effects and corresponding TRA’s effects resulting from future taxable purchases or redemptions of LLC Interests of the Continuing LLC Owners by us or Brilliant Earth, LLC by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the purchase or redemption, and assessment of the book basis of the redeemed LLC interests at the time of redemption. Further, we will evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance.

The amounts to be recorded for both the deferred tax asset and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income. We currently believe that all deferred tax assets will be recovered based upon the projected profitability of our operations. Judgement is required in assessing the future tax consequences of events that have been recognized in Brilliant Earth Group, Inc.’s financial statements. A change in the assessment of such consequences, such as realization of deferred tax assets, changes in tax laws or interpretations thereof could materially impact our results.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to our accompanying financial statements and related notes thereto included elsewhere in this Form 10-K for additional information regarding recent accounting developments and their impact on our results.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that, among other reporting exemptions, an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2) (B) of the Securities Act for complying with new or revised accounting standards. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our audited consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

The exemptions afforded to emerging growth companies will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our IPO (December 31, 2026), (ii) in which we have total annual gross revenue of at least $1.07 billion or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.07 billion in non-convertible debt during the prior three-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in financial market prices and rates. Our primary market risk has been interest rate, foreign currency, inflation and commodity risk.

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash and money market funds in government securities. The primary objective of our investment activities is to preserve principal while increasing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 10% would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

Interest on our term loan is based on a fixed rate of 7.75% plus LIBOR with a floor of 0.50% per annum. A 10% change in interest rates would not result in a material change to the annual interest expense.

Foreign Currency Risk

Over 90% of sales are to customers in the United States (“U.S.”); sales to non-U.S. customers immediately settle in U.S. Dollars and no cash balances are carried in foreign currencies.

We do not believe that fluctuations in exchange rates have had a material effect on our historical operating results or financial condition. In future periods, we will continue to evaluate fluctuations in currency exchange rates and the requirements of currency control regulations, which might impact the conversion of other currencies into U.S. Dollars.

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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Brilliant Earth Group, Inc.
San Francisco, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Brilliant Earth Group, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in redeemable convertible preferred units and equity/members’ (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2021
Denver, Colorado
March 22, 2022

Brilliant Earth Group, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$172,865	$66,269
Restricted cash	205	205
Inventories, net	24,743	13,559
Prepaid expenses and other current assets	8,178	2,939
Total current assets	205,991	82,972
Property and equipment, net	6,732	1,986
Deferred tax assets	4,407	—
Other assets	601	258
Total assets	$217,731	$85,216

Liabilities, redeemable convertible preferred units, and stockholders’ equity/members’ (deficit)
Current liabilities:
Accounts payable	$14,480	$10,815
Accrued expenses and other current liabilities	28,756	17,118
Current portion of deferred revenue	18,818	10,775
Current portion of long-term debt	30,789	—
Total current liabilities	92,843	38,708

Long-term debt, net of debt issuance costs	32,789	62,211
Deferred rent	2,507	662
Payable pursuant to the Tax Receivable Agreement	3,775	—
Other long-term liabilities	2,979	2,703
Total liabilities	134,893	104,284

Commitments and contingencies (Note 12)

Redeemable convertible preferred units (Class P Units) - 33,162,444 units authorized, 32,435,595 units issued and outstanding at December 31, 2020	—	66,327

Members’ deficit - Class F Units - 50,954,445 units authorized, 50,232,863 units issued and outstanding at December 31, 2020; and Class M Units - 4,638,881 units authorized, 2,537,791 units issued and outstanding at December 31, 2020	—	(85,395)
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized at December 31, 2021, none issued and outstanding at December 31, 2021	—	—
Class A common stock, $0.0001 par value - 1,200,000,000 shares authorized; 9,614,523 shares issued and outstanding as of December 31, 2021	1	—

Class B common stock, $0.0001 par value - 150,000,000 shares authorized; 35,658,013 shares issued and outstanding as of December 31, 2021	4	—
Class C common stock, $0.0001 par value - 150,000,000 shares authorized; 49,505,250 shares issued and outstanding as of December 31, 2021	5	—
Class D common stock, $0.0001 par value - 150,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital	6,865	—
Retained earnings	1,528	—
Equity attributable to Brilliant Earth Group, Inc.	8,403	—
NCI attributable to Brilliant Earth, LLC	74,435	—
Total stockholders’ equity/members’ (deficit)	82,838	(85,395)
Total liabilities, redeemable convertible preferred units, and stockholders’ equity/members’ (deficit)	$217,731	$85,216

The accompanying notes are an integral part of these consolidated financial statements.

Brilliant Earth Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

	Years ended December 31,
	2021	2020	2019
Net sales	$380,189	$251,820	$201,343
Cost of sales	192,768	139,518	116,421
Gross profit	187,421	112,302	84,922
Operating expenses:
Selling, general and administrative	147,291	85,710	90,317
Income from operations	40,130	26,592	(5,395)
Interest expense	(7,589)	(4,942)	(2,257)
Other expense, net	(6,601)	(74)	(126)
Income (loss) before tax	25,940	21,576	(7,778)
Income tax benefit	316	—	—
Net income (loss)	26,256	$21,576	$(7,778)
Net income allocable to non-controlling interest	24,728
Net income allocable to Brilliant Earth Group, Inc.	$1,528

	Period from September 23, 2021 to December 31, 2021
Earnings per share:
Basic	$0.16
Diluted	$0.10
Weighted average shares of common stock outstanding:
Basic	9,590,443
Diluted	96,741,421

The accompanying notes are an integral part of these consolidated financial statements.

Brilliant Earth Group, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED UNITS AND EQUITY/ MEMBERS’ (DEFICIT)
(In thousands except share amounts)

	Brilliant Earth, LLC (prior to Reorganization Transactions) Note 9				Brilliant Earth Group, Inc. Stockholders’ Equity
	Class P		Class F Units and Class M Units		Class A Common Stock		Class B Common Stock		Class C Common Stock					Non-Controlling Interest
	Total units	Total amounts	Total Units	Total Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity	Amounts	Total Equity
Balance, January 1, 2019	32,435,595	$62,579	52,412,982	$(65,534)											$(65,534)
Vested Class M Units	—	—	182,825	—											—
Equity-based compensation	—	—	—	43											43
Net loss	—	—	—	(7,778)											(7,778)
Adjustment of redeemable convertible preferred units to redemption value	—	18,250	—	(18,250)											(18,250)
Balance, December 31, 2019	32,435,595	80,829	52,595,807	(91,519)											(91,519)
Special distribution to members	—	(10,000)	—	(20,000)											(20,000)
Vested Class M Units	—	—	174,847	—											—
Equity-based compensation	—	—	—	46											46
Net income	—	3,997	—	17,579											17,579
Adjustment of redeemable convertible preferred units to redemption value	—	(8,499)	—	8,499											8,499
Balance, December 31, 2020	32,435,595	66,327	52,770,654	(85,395)											(85,395)
Tax distributions to members prior to the Reorganization Transactions and IPO	—	(9,755)	—	(11,643)											(11,643)
Vested Class M Units	—	—	556,446	—											—
Equity-based compensation prior to the Reorganization Transactions and IPO	—	—	—	246											246
Net income prior to the Reorganization Transactions and IPO	—	5,466	—	8,526											8,526
Adjustment of redeemable convertible preferred units to redemption value	—	327,189	—	(327,189)											(327,189)
Reorganization Transactions	(32,435,595)	(389,227)	(53,327,100)	415,455	—	$—	36,064,421	$4	50,232,863	$5	$—	$—	$9	$(19,813)	395,651
IPO Transactions	—	—	—	—	9,583,332	1	(522,386)	—	(727,613)	—	4,099	—	4,100	83,456	87,556
Increase in deferred tax asset from step-up tax basis related to redemption of LLC Units and set-up of TRA liability	—	—	—	—	—	—	—	—	—	—	316	—	316	—	316
Conversion of Class B to Class A common stock	—	—	—	—	28,053	—	(28,053)	—	—	—	—	—	—	—	—
RSU vesting during period, net of shares withheld for payroll taxes	—	—	—	—	3,138	—	—	—	—	—	—	—	—	—	—
LLC Units vesting during period	—	—	—	—	—	—	144,031	—	—	—	—	—	—	—	—
Equity-based compensation subsequent to the Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	2,450	—	2,450	99	2,549
Tax distributions to members subsequent to the Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	—	—	—	(43)	(43)
Net income subsequent to the Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	—	1,528	1,528	10,736	12,264
Balance, December 31, 2021	—	$—	—	$—	9,614,523	$1	35,658,013	$4	49,505,250	$5	6,865	$1,528	$8,403	$74,435	$82,838

The accompanying notes are an integral part of these consolidated financial statements.

Brilliant Earth Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$26,256	$21,576	$(7,778)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	860	646	622
Equity-based compensation expense	2,795	46	43
Change in fair value of warrants	6,331	—	—
Amortization of debt issuance costs	1,717	1,121	292
Deferred tax benefit	(316)	—	—
Other	39	118	24
Changes in assets and liabilities:
Inventories	(11,202)	(2,825)	(2,426)
Prepaid expenses and other current assets	(5,239)	(675)	(1,041)
Other assets	(343)	(6)	(38)
Accounts payable and accrued expenses and other current liabilities	15,281	4,329	8,497
Deferred revenue	8,054	2,365	2,431
Deferred rent	1,845	28	(59)
Net cash provided by operating activities	46,078	26,723	567
Investing activities
Purchases of property and equipment	(5,606)	(584)	(678)
Net cash used in investing activities	(5,606)	(584)	(678)
Financing activities
Issuance of Class A common stock in IPO, net of underwriting discounts and offering costs	101,581	—	—
Redemption of LLC Units	(14,025)	—	—
Issuance of Class B and C shares of common stock	9	—	—
Tax distributions to members	(21,441)	—	—
Special distributions to members	—	(30,000)	—
Proceeds received from term loan	—	30,000	35,000
Payments of debt issuance costs	—	(263)	(1,397)
Borrowings from PPP loan	—	2,657	—
Repayments on PPP loan	—	(2,657)	—
Repayments of related party loan	—	—	(11,000)
Net cash provided by (used in) financing activities	66,124	(263)	22,603
Net increase in cash, cash equivalents and restricted cash	106,596	25,876	22,492
Cash, cash equivalents and restricted cash at beginning of period	66,474	40,598	18,106
Cash, cash equivalents and restricted cash at end of period	$173,070	$66,474	$40,598

Non-cash investing and financing activities
Adjustment of redeemable convertible preferred units to redemption value	$327,189	$(8,499)	$18,250
Conversion of Class F and Class M Units to Common LLC Units	415,455	—	—
Conversion of Class P Units to Common LLC Units	389,227	—	—
Net exercise of warrants on Common LLC Units	6,415	—	—
Deferred tax assets associated with redemption of LLC Units	4,091	—	—
TRA Obligation associated with redemption of LLC Units	3,775	—	—

Credit to APIC related to redemption of LLC Units	316	—	—
Debt issuance costs added to principal of long-term debt	349	1,302	1,139
Purchases of property and equipment included in accounts payable and accrued liabilities	21	89	42
Issuance of warrants	—	1	83
Supplemental information
Cash paid for interest	$5,894	$3,722	$1,804

The accompanying notes are an integral part of these consolidated financial statements.

Brilliant Earth Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND ORGANIZATION

Brilliant Earth Group, Inc. was formed as a Delaware corporation on June 2, 2021 for the purpose of facilitating an initial public offering (“IPO”) and executing other related organizational transactions to acquire and carry on the business of Brilliant Earth, LLC. Brilliant Earth, LLC was originally incorporated in Delaware on August 25, 2005, and subsequently converted to a limited liability company on November 29, 2012. Brilliant Earth Group, Inc., the sole managing member of Brilliant Earth, LLC, consolidates Brilliant Earth, LLC and both are collectively referred to herein as “the Company.”

The Company designs, procures and sells ethically-sourced diamonds, gemstones and jewelry online and through showrooms operated in San Francisco, Los Angeles, Boston, Chicago, San Diego, Washington D.C., Denver, Philadelphia, Atlanta, Seattle, Portland, Austin, Dallas, New York, and Scottsdale. Co-headquarters are located in San Francisco, California and Denver, Colorado.

The Company operates in one operating and reporting segment which is the retail sale of diamonds, gemstones and jewelry. Over 90% of sales are to customers in the United States (“U.S.”); sales to non-U.S. customers immediately settle in U.S. dollars and no cash balances are carried in foreign currencies. Through the end of 2020, the Company’s chief operating decision makers (“CODM”) were the two co-chief executive officers (“CEOs”), who reviewed financial information for the purposes of making operating decisions, assessing financial performance and allocating resources. In the first quarter of 2021, the Company designated a sole CEO, who then became the Company’s CODM.

In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), since the members of Brilliant Earth, LLC (the “Continuing Equity Owners”) prior to the IPO and merger continue to hold a controlling interest in Brilliant Earth, LLC after the merger (i.e., there was no change in control of Brilliant Earth, LLC), and since Brilliant Earth Group, Inc. was considered a “shell company”, which does not meet the definition of a business, the financial statements of the combined entity represent a continuation of the financial position and results of operations of Brilliant Earth, LLC. Accordingly, the historical cost basis of assets, liabilities, and equity of Brilliant Earth, LLC are carried over to the consolidated financial statements of the merged company as a common control transaction. Also, after consummation of the IPO, Brilliant Earth Group, Inc. became subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income of Brilliant Earth, LLC assessed at the prevailing corporate tax rates.

Initial Public Offering and Purchase of LLC Interests

On September 27, 2021, the Company completed its IPO of 9,583,332 shares of Class A common stock at an offering price of $12.00 per share, (excluding the underwriting discount), including 1,249,999 shares of Class A common stock issued pursuant to the underwriters' over-allotment option. The Company received $101.6 million in proceeds after a deduction for underwriting discounts and offering costs totaling $13.4 million.

The net proceeds were used to purchase 8,333,333 newly-issued membership units (the “LLC Units” or “LLC Interests”) from Brilliant Earth, LLC and 1,249,999 LLC Units in the form of a redemption from the Continuing Equity Owners at a price per unit equal to the IPO price of $11.22 per share after deducting the underwriting discount, and represented a 10.1% economic interest as of the IPO date.

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

The following summarizes the Reorganization Transactions which occurred as of the date of IPO:

•Amended and restated the existing limited liability company agreement of Brilliant Earth, LLC (the “LLC Agreement”), effective prior to the IPO, to, among other things, (1) recapitalize all existing ownership interests in Brilliant Earth, LLC into 86,297,284 LLC Units after applying a conversion ratio of 1.8588, (2) appoint Brilliant Earth Group, Inc. as the sole managing member of Brilliant Earth, LLC upon its acquisition of LLC Units in connection with the IPO, and (3) provide certain redemption rights to the Continuing Equity Owners.

•Amended and restated Brilliant Earth Group, Inc.’s certificate of incorporation to, among other things, provide for four classes of common stock defined as Class A common stock, Class B common stock, Class C common stock and Class D common stock.

•Issued 36,064,421 shares of Class B common stock (prior to the redemption of 522,386 shares pursuant to the exercise of underwriters’ overallotment options discussed below) to the Continuing Equity Owners, excluding the founders, Beth Gerstein, Co-Founder and Chief Executive Officer, Eric Grossberg, Co-Founder and Executive Chairman, and Just Rocks, a Delaware corporation which is jointly owned and controlled by the founders (collectively, the “Founders”), which is equal to the number of LLC Units held by such Continuing Equity Owners excluding the Founders, for nominal consideration.

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

The following summarizes the IPO and other transactions:

•Issued 9,583,332 shares of Class A common stock, including 1,249,999 shares of Class A common stock from the exercise of the underwriters' overallotment, in exchange for net proceeds of approximately $101.6 million at $12.00 per share, less underwriting discount and offering expenses.

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

•Exercise of warrants on convertible preferred units (“Class P Units”) with a carrying value of $6.4 million as of September 22, 2021 (after the mark-to-market adjustment as of the date of exercise) into 534,589 newly issued LLC Units on a net settlement basis, elected at the option of the holder.

Risks and Uncertainties – COVID-19

The COVID-19 pandemic remains on-going and continues to impact the global economy. The Company’s financial performance could be adversely impacted by the on-going evolution of the pandemic, including any government-imposed pandemic restrictions. The Company cannot predict the full extent of the impacts of the COVID-19 pandemic on its business, operations, or the global economy as a whole. However, the effects could have a material impact on the Company's results of operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The consolidated financial statements for the periods prior to the Reorganization Transactions and IPO have been presented to combine the previously separate entities. The consolidated financial statements have been prepared in accordance with U.S. GAAP and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the financial position, results of operations and cash flows of the Company. As an emerging growth company (“EGC”), the Company has elected to use extended transition periods available to EGC companies for complying with new or revised accounting standards. These accounting policies have been consistently applied in the preparation of the consolidated financial statements.

Certain reclassifications have been made to prior period amounts to conform to the current presentation. These reclassifications had no impact on net income (loss), cash flows or stockholders’/member’s deficit previously reported.

Principles of Consolidation and Non-Controlling Interest

The consolidated financial statements include the accounts of the Company and its subsidiary, Brilliant Earth, LLC, which it controls due to ownership of the voting interest or pursuant to variable interest entity (“VIE”) accounting guidance. All intercompany balances and transactions have been eliminated in consolidation.

The assets and liabilities of Brilliant Earth, LLC represent substantially all of the consolidated assets and liabilities of Brilliant Earth Group, Inc. Brilliant Earth Group, Inc., which was established June 2, 2021, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Brilliant Earth, LLC.

The non-controlling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in Brilliant Earth, LLC held by the Continuing Equity Owners. The non-controlling interest on the consolidated balance sheets represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of December 31, 2021, the non-controlling interest was 89.9%.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Some of the more significant estimates include the allowance for sales returns, inventory valuation, useful lives and depreciation of long-lived assets, fair value of equity-based compensation, and prior to the Reorganization Transactions, the warrants and the redemption value of the redeemable Class P Units. Actual results could differ materially from those estimates. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in its business or new information available.

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

Through the date of the IPO, the Class P Units and warrants on Class P Units were the only financial instruments (assets or liabilities) measured at fair value on a recurring basis. As discussed in Note 1, Business and organization, the securities converted into LLC Interests in connection with the IPO and are now classified as equity. The fair value of the Class P Units and the warrants on Class P Units as of September 22, 2021 just before conversion into common LLC Units were $389.2 million and $6.4 million, respectively; these securities are no longer subject to this fair value disclosure. See Note 9, Stockholders’ and Members’ Equity, for further discussion.

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

Concentration of Risk

The Company maintains the majority of its cash and cash equivalents in accounts with major financial institutions within the U.S. in the form of demand deposits, money market accounts, and time deposits. Deposits in these institutions may exceed the amounts of insurance provided, or deposits may not be covered by insurance. The Company has not experienced losses on its deposits of cash and cash equivalents.

The Company’s ability to procure diamonds, gemstones and to produce jewelry is dependent on its relationships with various suppliers. No supplier accounted for more than 10% of inventory purchases in a given year during the years ended December 31, 2021, 2020 and 2019.

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

Cash and Cash Equivalents, and Restricted Cash

All highly liquid investments with an original maturity of three months or less and deposits in transit from banks for payments related to third-party credit and debit card transactions are considered to be cash equivalents. Credit and debit card transactions are short-term and highly liquid in nature.

Restricted cash pertains to funds of $0.2 million securing a letter of credit related to a lease at one of the Company’s showroom locations. See Note 12, Commitments and Contingencies, for further discussion.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash from the consolidated balance sheets to the statements of cash flows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	December 31,
	2021	2020	2019
Cash and cash equivalents	$172,865	$66,269	$40,394
Restricted cash	205	205	204
Total	$173,070	$66,474	$40,598

Inventories, Net

The Company’s diamond, gemstone and jewelry inventories are primarily held for resale and valued at the lower of cost or net realizable value. Cost is primarily determined using the weighted average cost on a first-in, first-out (“FIFO”) basis for all inventories, except for unique inventory SKUs (principally independently graded diamonds), where cost is determined using specific identification. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

Inventory reserves are recorded for obsolete, slow-moving or defective items and shrinkage. Inventory reserves are calculated as the difference between the cost of inventory and its estimated market value based on factors such as current and anticipated demand, customer preferences and fashion trends, management strategy and market conditions. Due to the Company’s inventory principally consisting of diamonds, gemstones and fine jewelry, the age of the inventories has limited impact on the estimated market value. The Company’s diamonds and gemstones do not degrade in quality over time and diamond and gemstone inventory generally consists of the diamond and gemstone shapes and sizes commonly used in the jewelry industry. Product obsolescence is closely monitored and reviewed by management on an ongoing basis.

Property and Equipment, Capitalized Software and Website Development and Impairment Tests for Long-Lived Assets

Property and equipment are stated at cost less accumulated depreciation. Repairs and maintenance costs are expensed as incurred. Depreciation expense is calculated on a straight-line basis over the estimated useful lives of the related assets. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the related gain or loss is reported in the consolidated statements of operations. Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Computer equipment	3
Equipment	5 - 7
Furniture and fixtures	7
Software and website	3
Leasehold improvements	Shorter of lease term or 10 years

The Company capitalizes costs of initial development of internal-use software and its website, and amortizes such costs on a straight-line basis over the estimated useful life of the software, which is generally three years, once it is available for use. Costs related to the ongoing maintenance of internal-use software and the website are expensed as incurred.

The Company reviews the carrying value of its long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss would be recognized. No impairment losses have been recognized during the three years ended December 31, 2021, and as of December 31, 2021, no events or changes in circumstance have been identified that would indicate the carrying value of long-lived assets is not recoverable.

Leases

Assets under lease agreements are accounted for under Accounting Standards Codification (“ASC”) 840, Leases, and are reviewed for capital or operating classification at their inception. The Company’s leases are classified as operating leases under ASC 840 which are recognized as an expense on a straight-line basis over the lease term. In the event that lease incentives are received to enter into operating leases, such incentives are recognized as a liability and recognized as a reduction of the rental expense on a straight-line basis.

Warrants Issued in Connection with Financings

Warrants issued in connection with debt and equity financings are generally accounted for as a component of equity unless the warrants include a conditional obligation to issue a variable number of units among other conditions or there is a deemed possibility that the Company may need to settle the warrants in cash, in which case they are accounted for as non-current liabilities in the consolidated balance sheets.

Debt Issuance Costs

Direct costs incurred on borrowings are capitalized and amortized to interest expense over the contractual term of the related loan using the effective interest method. See Note 8, Long-Term Debt, for further discussion. If the terms of a financing obligation are amended and accounted for as a debt modification by the Company, fees incurred directly with the lending institution are capitalized and amortized over the remaining contractual term using the effective interest method. Fees incurred with other parties are expensed as incurred.

Revenue Recognition

Overview

Net sales primarily consist of revenue from diamond, gemstone and jewelry retail sales and payment is required in full prior to order fulfillment. Delivery is determined to be the time of pickup for orders picked up in showrooms, and for shipped orders, typically within one to two business days after shipment. Credit is not extended to customers except through third-party credit cards or financing offerings. A return policy of 30 days from when the item is picked up or ready for shipment is typically provided; one complimentary resizing for standard ring styles is offered within 60 days of when an order is available for shipment or pickup; a lifetime manufacturing warranty is provided on all jewelry, with the exception of estate and vintage jewelry and center diamonds/gemstones; and a lifetime diamond upgrade program is included on all independently graded natural diamonds. The complimentary resizing, lifetime manufacturing warranty claims and lifetime diamond upgrades have not historically been material. An in-house three-year extended service plan, which provides full inspection, cleaning and certain repairs due to normal wear, is offered for an additional charge. An extended protection plan is also offered through a third party that has different terms ranging from 2 years to lifetime that vary based on the item purchased.

The following table discloses total net sales by geography for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
United States	$353,072	$233,169	$186,528
International	27,117	18,651	14,815
Total net sales	$380,189	$251,820	$201,343

Revenue Recognition

Revenue is recognized under Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 requires that revenue from customers be recognized as control of the promised goods is transferred to customers, which generally occurs upon delivery if the order is shipped, or at the time the customer picks up the completed product at a showroom. Revenue arrangements generally have one performance obligation and are reported net of estimated sales returns and allowances, which are determined based on historical product return rates and current economic conditions. The Company offers an in-house three-year extended service plan, which gives rise to an additional performance obligation, when purchased by the customer, which is recognized over the course of the plan. The Company also offers an extended protection plan in the capacity of an agent on behalf of a third-party that has different terms ranging from two years to lifetime that vary based on the item purchased. The commission that the Company receives from the third-party is recognized at the time of sale less an estimate of cancellations based on historical experience. There are no additional performance obligations in relation to the third-party plan. Additionally, sales taxes are collected and remitted to taxing authorities, and the Company has elected to exclude sales taxes from revenues recognized under ASC 606.

Contract Balances

Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred. Deferred revenue also includes payments on the Company’s three-year extended service plan that customers have elected to purchase. As of December 31, 2021 and December 31, 2020, total deferred revenue was $19.0 million and $11.0 million, respectively, of which $0.2 million and $0.2 million, respectively, were included within other long-term liabilities in the consolidated balance sheets. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $9.6 million, $8.1 million, and $5.9 million, respectively, of revenue that was deferred as of the last day of the respective prior year.

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

As of December 31, 2021 and December 31, 2020, refund liabilities balances were $2.3 million and $2.3 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the consolidated balance sheets. As of December 31, 2021 and December 31, 2020, returns asset balances were $1.1 million and $1.2 million, respectively, and are included within prepaid expenses and other current assets in the consolidated balance sheets. See Note 6, Accrued Expenses and Other Current Liabilities, for further discussion.

Fulfillment Costs

The Company generally does not bill customers separately for shipping and handling charges. Any fulfillment costs incurred by the Company when shipping to customers is reflected in cost of sales in the consolidated statements of operations.

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

Cost of Sales

The Company purchases diamonds and gemstones from suppliers and utilizes third-party manufacturing suppliers for the production and assembly of substantially all jewelry sold by the Company. Cost of sales includes merchandise costs, inbound freight charges, costs of shipping orders to customers, costs and reserves for disposal of obsolete, slow-moving or defective items and shrinkage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of marketing, advertising and promotional expenses, payroll and related benefit costs for the Company’s employees, including equity-based compensation expense, merchant processing fees, certain facility-related costs, customer service, technology and depreciation expenses, as well as professional fees and other general corporate expenses.

Marketing, advertising and promotional costs are expensed as incurred and totaled approximately $74.4 million, $47.1 million and $57.1 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

Foreign Currency Transactions

Gains or losses resulting from foreign currency transactions are included within other expense, net in the consolidated statements of operations. For the years ended December 31, 2021, 2020 and 2019, losses from foreign currency transactions were $0.5 million, $0.3 million and $0.3 million, respectively.

Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to an anticipated equity financing until such transaction is consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds received. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses in the consolidated statements of operations in the period of determination.

Equity-Based Compensation

Equity-based compensation is accounted for as an expense in accordance with ASC Topic 718, Compensation - Stock Compensation, with the fair value recognition and measurement provisions of U.S. GAAP which requires compensation cost for the grant-date fair value of equity-based awards to be recognized over the requisite service period. The Company uses the straight-line method to amortize all stock awards granted over the requisite service period of the award. The Company accounts for forfeitures when they occur, and any compensation expense previously recognized on unvested equity-based awards will be reversed when forfeited.

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

The fair value of restricted stock units (“RSUs”) is based on the fair value of the Class A common stock at the time of grant.

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

Member Units

Member units were assessed at issuance or when the terms were changed or modified for classification (as liabilities, temporary equity, or permanent equity), and for embedded conversion and redemption features requiring bifurcation. The Class F Units (“Class F Units”) and Class M Units meet the criteria for classification as permanent equity. As discussed in Note 9, Stockholders’ and Members’ Equity, the Class P Units were classified as temporary equity and adjusted each reporting period to their redemption value.

Under the LLC Agreement, the holder of any Class P Units had the right at any time, at such holder’s option, to convert any such Class P Units into Class F Units on a one-to-one basis. Included in the conversion formula was a down round feature which provided the P Unitholder with protection if at any time after the original issuance of the Class P Units, the Company shall issue any Class F or Class M Units, for a consideration per unit less than the applicable conversion price in effect immediately prior to the issuance of such Class F or Class M Units, such Conversion Price shall be decreased based on a formula as described. The embedded conversion feature including down round protection qualifies for an exception under the derivative rules for bifurcation and all proceeds from issuance were allocated to the P Units.

Distributions to Members

The LLC Agreement provides for the distribution of cash in defined amounts sufficient to fund member income tax liabilities.

Income Taxes

Brilliant Earth Group, Inc. accounts for its income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

Uncertainty in income taxes is accounted for using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the consolidated statements of operations. As of December 31, 2021, no uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The intent of the standard is to reduce diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. Under the new standard, entities will be required to apply the accounting guidance as prescribed by ASC 350-40, Internal Use Software, in determining which implementation costs should be capitalized as assets or expensed as incurred.

The internal-use software guidance requires the capitalization of certain costs incurred during the application development stage of an internal-use software project, while requiring companies to expense all costs incurred during preliminary project and post-implementation project stages. The standard may be applied either prospectively to all implementation costs incurred after the adoption date or retrospectively. ASU 2018-15 is effective for the Company beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Application of the amendments can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this guidance as of October 1, 2021, prospectively, which did not have a material impact on the Company's consolidated financial statements.

Accounting Pronouncements Issued but Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 – Leases, which was amended in January 2018 and requires an entity that leases assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Leases will be classified as either financing or operating, similar to current accounting requirements, with the applicable classification determining the pattern of expense recognition in the statement of earnings. The Company elected to adopt the ASU in the first quarter of 2022 by applying its provisions prospectively and no transition adjustment is expected to be recognized as of January 1, 2022. The Company also expects to elect the package of practical expedients permitted under the transition guidance, which provides that an entity need not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company anticipates recording lease assets and liabilities between approximately $17.0 million to $20.0 million on its consolidated balance sheets, with no material impact to its consolidated statements of operations. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), with additional amendments issued subsequently. Topic 326 changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of Topic 326 but does not expect the adoption of the standard to have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which modifies ASC 740 to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 is effective for the Company for interim and annual reporting periods beginning after December 15, 2021. The Company is currently assessing the impact of ASU 2019-12 but does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference the London Inter-bank offered rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The standard is effective for all entities as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur. The Company plans to apply the amendments in this update to account for any contract modifications that result from changes in the reference rate used. The Company is currently evaluating the impact, but does not expect this guidance to have a material impact on the Company's consolidated financial statements.

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

Basic and diluted earnings per share of common stock for the period from September 23, 2021 to December 31, 2021 have been computed as follows (in thousands, except share and per share amounts):

For the period September 23, 2021 to December 31, 2021
Numerator:
Net income attributable to Brilliant Earth Group, Inc., BASIC	$1,528
Add: Net income impact from assumed redemption of all LLC Units to common stock	10,736
Less: Income tax expense on net income attributable to NCI at 25.7%	(2,755)
Net income attributable to Brilliant Earth Group, Inc., after adjustment for assumed conversion, DILUTED	$9,509

Denominator:
Weighted average shares of common stock outstanding, BASIC	9,590,443
Dilutive effects of:
Vested LLC Units that are exchangeable for common stock	85,105,060
LLC Units, RSUs and stock options	2,045,918
Weighted average shares of common stock outstanding, DILUTED	96,741,421

BASIC earnings per share	$0.16
DILUTED earnings per share	$0.10

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

For the period from September 23, 2021 to December 31, 2021, the dilutive impact of LLC Units convertible into common stock were included in the computation of diluted earnings per share under the if-converted method; the dilutive impact of unvested LLC Units, RSUs and stock options were included using the treasury stock method.

NOTE 4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	December 31,
	2021	2020
Loose diamonds	$9,013	$4,938
Fine jewelry and other	15,990	8,863
Allowance for inventory obsolescence	(260)	(242)
Total inventories, net	$24,743	$13,559

The allowance for inventory obsolescence consists of the following (in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of period	$(242)	$(169)	$(145)
Change in allowance for inventory obsolescence	(18)	(73)	(24)
Balance at end of period	$(260)	$(242)	$(169)

Provisions for inventory obsolescence included in cost of sales in the consolidated statements of operations were less than $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021 and December 31, 2020, the Company had $16.9 million and $11.7 million, respectively, in consigned inventory held on behalf of suppliers which is not recorded in the consolidated balance sheets.

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2021	2020
Computer equipment	$131	$159
Equipment	1,064	351
Furniture and fixtures	880	311
Software and website	338	29
Leasehold improvements	6,743	3,285
Construction in progress	700	159
Gross property and equipment	9,856	4,294
Less: accumulated depreciation	(3,124)	(2,308)
Total property and equipment, net	$6,732	$1,986

Total depreciation expenses were approximately $0.9 million, $0.6 million, and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued vendor expenses	$9,563	$5,409
Inventory received not billed	4,648	3,893
Accrued payroll expenses	4,498	1,515
Sales and other tax payable accrual	4,229	2,612
Provision for sales returns and allowances	2,338	2,341
Other	3,480	1,348
Total accrued expenses and other current liabilities	$28,756	$17,118

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue. Activity for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of period	$2,341	$1,339	$448
Provision	15,329	16,712	13,346
Returns and allowances	(15,332)	(15,710)	(12,455)
Balance at end of period	$2,338	$2,341	$1,339

NOTE 7. LEASES

The Company leases its showrooms and headquarters office space under operating leases. The fixed, non-cancelable terms of our real estate leases are generally 5-10 years and typically include renewal options. Most of the real estate leases require payment of real estate taxes, insurance and certain common area maintenance costs in addition to future minimum lease payments.

As of December 31, 2021, no renewal option periods were included in the estimated minimum lease terms as the options were not deemed to be reasonably certain to be exercised. The depreciable life of assets under lease and leasehold improvements are limited by the expected lease term.

During the year ended December 31, 2021, the Company entered into new lease agreements and amended certain existing leases to extend their terms.

Total operating lease expense recorded in selling, general and administrative expenses in the consolidated statements of operations were $3.3 million, $2.5 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The aggregate future minimum lease payments under long-term non-cancelable operating leases, where the Company has taken physical possession of or has control of the physical use of these leased properties, as of December 31, 2021 are as follows (in thousands):

Amount
Years ending December 31,
2022	$3,507
2023	3,680
2024	3,530
2025	3,449
2026	3,103
Thereafter	7,897
Total minimum lease payments	$25,166

NOTE 8. LONG-TERM DEBT

The following table summarizes the net carrying amount of the Term Loan (as defined below) as of December 31, 2021 and December 31, 2020, net of debt issuance costs (in thousands):

	December 31, 2021			December 31, 2020
	Outstanding principal	Debt issuance costs	Net carrying amount	Outstanding principal	Debt issuance costs	Net carrying amount
Term loan	$65,000	$(1,422)	$63,578	$65,000	$(2,789)	$62,211
Total debt	$65,000	$(1,422)	$63,578	$65,000	$(2,789)	$62,211

Current portion	$30,789	$—	$30,789	$—	$—	$—
Long term	34,211	(1,422)	32,789	65,000	(2,789)	62,211
Total debt	$65,000	$(1,422)	$63,578	$65,000	$(2,789)	$62,211

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

The Term Loan (the “Term Loan”) under the Term Loan Agreement is secured by substantially all assets of the Company, and the Company is required to comply with certain covenants, including a covenant that requires the Company to reach certain minimum liquidity requirements of cash and cash equivalents as defined in the Term Loan Agreement. Prepayment fees of 3.00% declining to 0.00% were provided based on the anniversary date of payment.

Debt issuance costs of $2.6 million were capitalized and are being amortized to interest expense as an adjustment to yield using the effective interest method. Included in the debt issuance costs is the present value of a $1.6 million final payment due on April 15, 2023 (the “Final Payment”) which is being accreted to full value over the term.

In connection with the origination of the Term Loan Agreement, a warrant for 333,333 Class P Units was issued. The fair value of the warrant was $0.1 million at the time of issuance which was accounted for as a debt origination cost (contra-liability). The warrants had a carrying value of $6.4 million as of September 22, 2021 (after the mark-to-market adjustment as of the date of exercise) and were converted upon exercise into 534,589 newly issued LLC Units on a net settlement basis, elected at the option of the holder.

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
•Extension of the interest-only period by 6 months (first scheduled amortization payment on April 15, 2022);
•Allowance of quarterly tax distributions to members;
•Extension of the prepayment term trigger dates by 6 months;
•Modification of the Final Payment, as defined, to include the present value of an additional $1.4 million, which represents the incremental increase in the Final Payment due to the increase in the Term Loan principal, and an additional $0.2 million, which are included in the debt issuance costs and are being accreted to full value as an adjustment to the interest rate; and
•Issuance of 25,000 new warrants to the Lender with an exercise price of $10.00 per Unit with a term of 10 years. These warrants were accounted for using a similar methodology to the valuation of the original warrants discussed above, and the fair value was determined to be less than $0.1 million. The warrants were converted into LLC Units at the time of the IPO.

On August 6, 2021, a second amendment was executed primarily to allow for contributions to the Brilliant Earth Foundation. On August 29, 2021, a third amendment was executed to among other matters, permit the Reorganization Transactions that were consummated by the Company in connection with the Up-C structure of the IPO transaction and reduce the variable interest rate from 8.25% to 7.75%; and the LIBOR Floor from 1.00% to 0.50%. The amendments were treated as debt modifications for accounting purposes.

The effective interest rate was 11.68%, 13.01%, and 11.90% for the years ended December 31, 2021, 2020, and 2019, respectively. Interest expense was $5.9 million, $3.8 million and $2.0 million; and the amortization of deferred issuance costs was $1.7 million, $1.1 million and $0.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company was in compliance with all covenants as of December 31, 2021.

As of December 31, 2021, the aggregate future principal payments under the Term Loan, including the Final Payment payable to the lender, are as follows (in thousands):

	Principal	Final payment	Total
Years ending December 31,
2022	$30,789	$—	$30,789
2023	34,211	3,151	37,362
Total aggregate future principal payments	$65,000	$3,151	$68,151

Note under Paycheck Protection Program

In April 2020, in connection with the significant negative business impact of the COVID-19 pandemic, the Company applied for and received a $2.7 million PPP Loan under the CARES Act that bore interest at 1.00% per annum. The Company elected to repay the PPP Loan in full early during the year ended December 31, 2020, including interest expense of less than $0.1 million.

Note Payable with Related Parties

Prior to January 1, 2019, the Company entered into a Note Purchase Agreement representing an aggregate $11.0 million in secured promissory notes due November 2020 at 10.00% interest per annum payable quarterly. The holders of these notes were investors in or affiliates of investors in the entity, which consisted of the Company’s principal outside equity investors, holding all the Class P Units. The promissory notes were repaid in September 2019 in connection with the Term Loan Agreement. Interest expense, related to these notes, was $1.0 million for the year ended December 31, 2019.

NOTE 9. STOCKHOLDERS’ EQUITY AND MEMBERS UNITS INCLUDING REDEEMABLE CONVERTIBLE CLASS P UNITS

Member Units

As discussed in Note 1, Business and Organization, Conversion of Class F, P and M Units at Time of IPO, the number of Class F, P and M Units presented in these financial statements for periods prior to the IPO have been retroactively adjusted to reflect the conversion ratios of 1.8942, 1.9080 and 1.7735 for the Class F Units, P Units and M Units, respectively. At September 22, 2021, the following summarizes the Company’s units authorized, issued and outstanding:

	Units authorized	Units issued and outstanding
Class F Units	50,954,445	50,232,863
Class P Units	33,162,444	32,435,595
Class M Units	7,791,744	3,904,237

Prior to the restructuring, offering and other transactions completed in connection with the IPO, the business and affairs of the Brilliant Earth, LLC were managed by a board. The Class F Unit holders elected four members and the Class P Unit holders elected three members to the board. The Class F Units and the Class P Units were voting units and the unit holders voted together as a single class on an as-converted basis. The Class M Units were non-voting Units.

Under the LLC Agreement prior to the restructuring, offering and other transactions completed in connection with the IPO, distributions were made to the Members in the following order and priority:

•First, ratably among the holders of the Class P Units, until each holder of Class P Units has received an aggregate amount per unit equal to the Original Class P Purchase Price;
•Second, ratably among the holders of the Class F Units until the holders of the Class F Units have received an aggregate amount per unit equal to the Original Class P Purchase Price; and
•Third, ratably among the holders of the Class F Units, the Class P Units (treating each Class P Unit as the number of Class F Units into which it is then convertible) based on the total outstanding Units held by each Member and the Class M Units which participate only upon the occurrence of certain events as described in the LLC Agreement.

Distributions using reasonable efforts are allowed to provide cash for payment of income tax obligations which are treated as advance payment of distributions on liquidation and prior to liquidation.

Allocation of profits and losses to the classes of member units were determined by Brilliant Earth, LLC based on the provisions in the LLC Agreement. Under the Agreement, cumulative net losses were allocated to the F Units;

subsequent net income was allocated to the Class F Units until cumulative net losses have been recovered. Thereafter, net income was allocated pro rata to the Class P Units and Class F Units based on their relative percent of capital. The Class M Units share only in cumulative net profits in excess of thresholds determined on the date of grant.

Through December 31, 2019, cumulative net losses were allocated to the Class F Units. For the year ended December 31, 2020, net income of $11.3 million was allocated to the Class F Units to recover previous cumulative net losses and the balance of $10.3 million was allocated pro rata to the Class F and Class P Units and no net income was allocable to the Class M Units. For the period ended September 22, 2021, net income of $14.0 million was allocated pro rata to the Class F and Class P Units and no net income was allocable to the Class M Units.

Notwithstanding anything to the contrary in the LLC Agreement, in December 2020, the requisite members and the board of the Company agreed to make a special/specified distribution to the Members holding Class P Units and Class F Units on a one-time basis in the amounts of $10.0 million and $20.0 million, respectively, using proceeds from a loan refinancing. This distribution was treated as an advance of, and was offset against, future distributions to be made under the LLC Agreement to such Specified Member.

Redeemable Convertible Class P Units and Classification as Temporary Equity Carried at Redemption Value

The Class P Units had an embedded conversion feature which allowed the holders, at their option, to convert Class P Units into Class F Units on a one-for-one basis. The units also had an embedded redemption feature which was included in an investor rights agreement and was an integral part of the LLC Agreement that allowed the Class P Unit holders to “put” any or all of their units to the Company for settlement in cash currently, or if the Company was unable to satisfy the put in accordance with the investor rights agreement, over time under a senior secured promissory note with interest and principal due over two years. The repurchase price was the greater of the fair market value of the member units or the original purchase price less previous distributions, excluding tax distributions. The conversion and redemption features were evaluated under the guidance in ASC 815-10, and the Company determined that bifurcation was not required.

The Class P Units were classified as temporary equity until such time as the conditions are removed or lapse, since the redemption feature is beyond the control of Brilliant Earth, LLC. Since the redemption feature was exercisable, the Class P Units were adjusted each reporting period to their redemption value through a reclassification from the carrying value of the Class F Units to the carrying value of the Class P Units for the change in the period.

As discussed below, the carrying value of the redeemable convertible preferred units was increased by $327.2 million for the period ended September 22, 2021, decreased by $8.5 million for the year ended December 31, 2020, and increased by $18.3 million for the year ended December 31, 2019.

Warrants for Class P units and Fair Value Disclosures

As discussed in Note 1, Business and Organization, Summary of the Restructuring, Offering and Other Transactions Completed in Connection with the IPO, warrants were exercised to Class P Units into newly issued LLC Units on a net settlement basis as of September 22, 2021. Warrants for Class P Units consisted of the following as of September 22, 2021:

Number of units under warrants	Issue date	Expiration date	Exercise price	Fair value per warrant on issue date
497,292	9/30/2019	9/30/2029	$3.52	$0.17
37,297	12/17/2020	12/17/2030	$6.70	$0.01
534,589

Warrants for Class P Units were issued to the Lender in connection with borrowings. The fair value on the date of issue is recorded as a debt issuance cost (contra-liability) and a liability because the Class P Units underlying the warrants were classified outside of members’ deficit. The fair value of warrants was remeasured each reporting period using Level 3 inputs with the increase or decrease charged to other income or expense in the consolidated statements of operations. Fair value remeasurements during the period ended September 22, 2021 and for the years ended December 31, 2020 and 2019 are discussed below.

Fair Value Measurement for Class P Unit Redemption Value, Warrants Exercisable into Class P
Units, and Valuation as of the Grant Date of Class M Units

Measurements of the redemption value of the Class P Units, the fair value of warrants that were exercisable into Class P Units, and the valuation as of the grant date of Class M Units were the responsibility Brilliant Earth, LLC with assistance from independent third-party valuations.

Measurements of the redemption value of the Class P Units and the fair value warrants exercisable into Class P Units were determined in accordance with ASC 820, Fair Value Measurements. The objective of fair value measurements is estimation of an exit price from the perspective of a market participant that holds the asset or owes the liability. As such, unobservable inputs reflect market participant assumptions about risk, both in terms of the inherent risks in a valuation technique, as well as the inputs to that valuation technique. Although unobservable inputs used in determining the fair value by market participants may consider Brilliant Earth, LLC's own data, the metrics are not entity-specific because they do not incorporate the asset’s current use or any specific advantages or disadvantages Brilliant Earth, LLC derives from the asset.

Measurements of the grant date fair value of Class M Units were determined in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 defines fair value as the amount at which asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than a forced or liquidated sale, and excludes the effect of certain conditions, restrictions and other features that would be considered in a true fair value measurement.

For the six months ended June 30, 2021 and years ending December 31, 2020 and 2019, fair value measurements were based on an estimate of the implied equity value of the Company using a combination of guideline public company analysis, a guideline transaction analysis, and a discounted cash flows analysis, with a 33.3% weighting given to each method. The enterprise value was then adjusted for cash and interest-bearing debt to determine equity value. In determining fair value for the relevant period, the aggregate equity value for the Company was then allocated to each instrument with consideration given to the preferences of each class of units using a hypothetical distribution of value (commonly referred to as the “waterfall”). Then, the allocation to the fair value on the grant date for Class M Units were further adjusted using the Black-Scholes option pricing model.

For the period from July 1, 2021 to September 22, 2021, the enterprise value determined using the method described in the preceding paragraph was further adjusted to reflect the potential for an exit event based on the contemplated initial public offering using a guideline company analysis. The derived equity value was then allocated to each instrument as described in the preceding paragraph. Key inputs included valuations of guideline companies and transactions. The guideline company and transaction methods also considered a control premium. The discounted cash flow analysis included estimates of the Company's future financial performance discounted at a rate that considered the cost of capital and venture capital required rates of return studies. All inputs were Level 3 in the fair value hierarchy. Level 3 inputs into the Black-Scholes model to Class M Units included the expected price volatility estimated by taking the average historic price volatility for industry peers consisting of several public companies in our industry that are of similar size, complexity, and stage of development and the risk-free interest rate for the expected term of the grant. All Class M Units were converted into Common LLC Units at the time of the IPO and ceased to exist as of September 22, 2021, and therefore, were no longer remeasured at fair value.

The quantitative information about certain significant Level 3 unobservable inputs for the three valuation methods and for Black-Scholes are summarized as follows:

	Periods ended
	September 22,	December 31,
	2021	2020	2019
Guideline company and transaction analysis:
Control premium	20.00%	20.00%	20.00%
Discounted cash flow analysis:
Discount rate	22.00%	22.00% to 25.00%	25.00%
Option pricing model inputs for warrants and Class M Units:
Volatility	40.00%	45.00%	35.00%
Time to Liquidity in years	0.8 to 1.0	1.2 to 1.5	2.4
Risk free rate	0.07%	0.10%	1.60%
Discount for lack of marketability	7.50% to 10.00%	12.00% to 15.00%	18.00%

The fair value amounts using Level 3 inputs from January 1, 2019 through September 22, 2021 were as follows (in thousands):

	Class P Unit redemption value	Class P Unit warrant liability
Balance, January 1, 2019	$62,579	$—
Increase/decrease	18,250	83
Balance, December 31, 2019	80,829	83
Special distributions to members	(10,000)	—
Net income allocable to Class P Units	3,997	—
Increase/decrease	(8,499)	1
Balance, December 31, 2020	66,327	84
Tax distributions to members	(9,755)	—
Net income allocable to Class P Units prior to the Reorganization Transaction and IPO	5,466	—
Increase/decrease	327,189	6,331
Reorganization Transactions	(389,227)	(6,415)
Balance, September 22, 2021	$—	$—

The increase in the fair market value of the Class P Unit warrant liability was $6.3 million and recorded in other expense, net in the consolidated statements of operations for the year ended December 31, 2021.

Application of these approaches involves the use of estimates, judgments and assumptions that are highly complex and subjective, such as those regarding expected future company financial performance, discount rates, valuations and selection of comparable companies, and the probability of possible future events. Changes in any or all these estimates and assumptions or the relationships between those assumptions impact the Company’s valuations as of each valuation date and may have a material impact on the valuation of Class P Units.

Summary Capitalization

The following summarizes the capitalization and voting rights of the Company’s classes of equity as of December 31, 2021:

	Authorized	Issued & Outstanding	Votes per share	Economic Rights
Preferred stock	10,000,000	None

Common stock:
Class A	1,200,000,000	9,614,523	1	Yes
Class B	150,000,000	35,658,013	1	No
Class C	150,000,000	49,505,250	10	No
Class D	150,000,000	None	10	Yes

Common stock reserved for issuances:
Conversion of LLC Units		85,163,263
Unvested LLC Units		1,901,977
Unvested RSUs		1,377,728
Stock options		1,449,181

Common LLC Units		85,163,263	No	Yes

The Board of Directors is authorized to direct the Company to issue shares of preferred stock in one or more series and the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through December 31, 2021, no series of preferred stock have been issued.

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

The different classes of common stock as of December 31, 2021, are held as follows:

•9,614,523 shares of Class A common stock were issued in the IPO, and through subsequent conversion of LLC Units and vesting of RSUs;

•35,658,013 shares of Class B common stock are held by the Continuing Equity Owners excluding the Founders; and

•49,505,250 shares of Class C common stock are held by the Founders.

Class C and D common stock may only be held by the Founders and their respective permitted transferees. No shares of Class D common stock are outstanding, but may be issued in connection with an exchange by the Founders of their LLC Interests (along with an equal number of shares of Class C common stock and such shares shall be immediately cancelled).

Brilliant Earth, LLC

Brilliant Earth Group, Inc. holds a 10.1% economic interest in, and consolidates Brilliant Earth, LLC, as the sole managing member. As of December 31, 2021, 9,614,523 shares of Class A common stock are outstanding. The remaining 85,163,263 shares of Class B and Class C common stock (also referred to as LLC units), representing an 89.9% interest, are held by the Continuing Equity Owners and presented in the consolidated financial statements as a non-controlling interest.

The organization agreements include a provision for the Continuing Equity Owners, subject to certain exceptions from time to time at each of their option, to require Brilliant Earth, LLC to redeem all or a portion of their LLC Units in exchange for, at the Company’s election, newly-issued shares of Class A common stock or Class D common stock, as applicable, on a one-for-one basis or, at the Company's election, a cash payment equal to a volume weighted average market price of one share of Class A common stock for each LLC Interest so redeemed, in each case, in accordance with the terms of the Brilliant Earth LLC Agreement. The redemption feature qualifies for an exception from derivative accounting and, accordingly, its value is not bifurcated from the underlying LLC Unit.

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

Between September 23, 2021 and December 31, 2021, the Company caused Brilliant Earth, LLC to issue to the Company a total of 9,583,332 LLC Units in connection with the issuance of Class A common stock in the IPO and 3,138 LLC Units for RSUs that vested, net of shares withheld for payroll taxes, during the period. The Company also caused Brilliant Earth Group, Inc. to issue 144,031 shares of Class B common stock to the Continuing Equity Owners associated with LLC units which vested during the period, of which 28,053 shares of Class B common stock was converted to Class A common stock. No stock options were exercised during the period.

Distributions to Members Related to Their Income Tax Liabilities

As a limited liability company treated as a partnership for income tax purposes, Brilliant Earth, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the LLC Agreement, Brilliant Earth, LLC is required to distribute cash, to the extent that Brilliant Earth, LLC has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Brilliant Earth, LLC taxable earnings. Brilliant Earth, LLC makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. Such distributions totaled approximately $21.4 million for the year ended December 31, 2021. No distributions were made in the year ended December 31, 2020 as these distributions to, on or behalf of, members associated with their estimated income tax obligations for the year ended December 31, 2020 were paid in the second quarter of 2021. No distributions were made in the year ended December 31, 2019.

Brilliant Earth, LLC Capitalization through September 23, 2021, the Date of the IPO

Prior to the completion of the reorganization and IPO transactions, Brilliant Earth, LLC had LLC Interests outstanding in the form of Class F, Class P and Class M Units. These units were converted into common LLC Units at the time of the IPO. The Class P Units were classified as redeemable securities presented in temporary equity and conversion to LLC Units was in the form of redemption at a value of $389.2 million as of September 22, 2021 after a mark-to-market adjustment of $327.2 million for the period from December 31, 2020 to September 22, 2021.

The following presents the statement of changes in Class F, Class P, and Class M Units for the periods from January 1, 2019 to September 22, 2021:

	Brilliant Earth, LLC (prior to reorganization transaction)
	Class P LLC Units		Class F LLC Units		Class M LLC Units		Class F Units and Class M Units
	Units	Amount	Units	Amounts	Units	Amounts	Total Units	Total Amounts
Balance, January 1, 2019	32,435,595	$62,579	50,232,863	$(65,745)	2,180,119	$211	52,412,982	$(65,534)
Vested Class M Units	—	—	—	—	182,825	—	182,825	—
Equity-based compensation	—	—	—	—	—	43	—	43
Net income (loss)	—	—	—	(7,778)	—	—	—	(7,778)
Adjustment of redeemable convertible preferred units to redemption value	—	18,250	—	(18,250)	—	—	—	(18,250)
Balance, December 31, 2019	32,435,595	80,829	50,232,863	(91,773)	2,362,944	254	52,595,807	(91,519)
Special distribution to members	—	(10,000)	—	(20,000)	—	—	—	(20,000)
Vested Class M Units	—	—	—	—	174,847	—	174,847	—
Equity-based compensation	—	—	—	—	—	46	—	46
Net income (loss)	—	3,997	—	17,579	—	—	—	17,579
Adjustment of redeemable convertible preferred units to redemption value	—	(8,499)	—	8,499	—	—	—	8,499
Balance, December 31, 2020	32,435,595	66,327	50,232,863	(85,695)	2,537,791	300	52,770,654	(85,395)
Tax distributions to members	—	(9,755)	—	(11,643)	—	—	—	(11,643)
Vested Class M Units	—	—	—	—	556,446	—	556,446	—
Equity-based compensation	—	—	—	—	—	246	—	246
Net income prior to the Reorganization Transactions and IPO	—	5,466	—	8,526	—	—	—	8,526
Adjustment of redeemable convertible preferred units to redemption value	—	327,189	—	(327,189)	—	—	—	(327,189)
Reorganization Transactions	(32,435,595)	(389,227)	(50,232,863)	416,001	(3,094,237)	(546)	(53,327,100)	415,455
Balance, September 22, 2021 after Reorganization Transactions	—	$—	—	$—	—	$—	—	$—

NOTE 10. EQUITY-BASED COMPENSATION

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

Under the 2021 Incentive Award Plan, 10,923,912 shares of common stock were reserved for issuance pursuant to a variety of equity-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, and other equity-based awards. In addition, 1,638,586 shares of Class A common stock were reserved for issuance under our Employee Stock Purchase Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Award Plan will be increased by an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the board of directors; provided, however, that no more than 81,929,342 shares of stock may be issued upon the exercise of incentive stock options. As of December 31, 2021, 7,888,617 shares of common stock are available for future grant under the 2021 Incentive Award Plan. All of the shares of Class A common stock reserved for issuance remain available. Vesting is subject to certain change in control provisions as provided in the award agreements.

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

Grants of Restricted Stock Units

RSUs have a time-based vesting requirement (based on continuous employment). Upon vesting, the RSUs convert into Class A common stock; unvested RSUs are not considered outstanding shares of Class A common stock. The agreements generally provide for 25% vesting at the first anniversary of the date of the grant (or a shorter period at the Company’s board of director’s discretion), with the remainder vesting quarterly over the following three years.

The following table summarizes the activity related to the Company’s RSUs for the year ended December 31, 2021:

	Number of Restricted Stock Units	Weighted average grant date fair value
Balance as of December 31, 2020, unvested	—	$—
Granted	1,417,231	$13.14
Vested	(4,751)	$12.00
Forfeited	(34,752)	$13.12
Balance as of December 31, 2021, unvested	1,377,728	$13.15

Of the total RSUs vested, 1,613 RSUs were withheld to fund employee withholding taxes.

The fair value of the RSUs was based on the fair value of a Class A share of common stock at the time of grant. Total compensation expense for RSUs was approximately $1.0 million for the period from September 23, 2021 to December 31, 2021, and is included in selling, general and administrative expenses in the consolidated statements of operations. No tax benefit was associated with the equity-based compensation expense for RSUs.

The unamortized compensation cost related to RSUs of $17.1 million as of December 31, 2021 is expected to be recognized over a weighted-average period of approximately 3.8 years.

Grants of Stock Options

The following table summarizes the activity related to the outstanding and exercisable stock options:

	Number of options	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2020	—	$—	$—	—
Granted	1,618,064	$12.00	$4.28
Forfeited	(5,931)	$12.00	$4.29
Outstanding as of December 31, 2021	1,612,133	$12.00	$4.28	9.7

Exercisable as of December 31, 2021	162,952	$12.00	$4.20	9.7
Unvested as of December 31, 2021	1,449,181	$12.00	$4.29	9.7
Vested and expected to vest as of December 31, 2021	1,612,133	$12.00	$4.28	9.7

On September 22, 2021, options to purchase 1,618,064 shares of Class A common stock with a strike price of $12.00 (per share underlying the option) were granted to certain executives, employees and members of the Board with the number of shares underlying the options determined based on the number of Class M Units reduced in the conversion of LLC Units. The awards have a time-based vesting requirement (based on continuous employment). Upon vesting, the stock options are exercisable into Class A common stock. Vesting is generally over four years from the date of grant of the related Class M Units and options may be exercised up to 10 years from the date of issuance.

As of December 31, 2021, the vested stock options had an aggregated intrinsic value of $1.0 million. The stock option awards have weighted average remaining contractual terms of 9.7 years with an aggregate intrinsic value of $9.8 million.

Since options represent equity awards, such awards are fair valued as of the grant date for the purposes of measurement and recognition under U.S. GAAP. To measure the fair value of an option, the Black Scholes valuation model was utilized. The value of the common stock underlying the award is based on the fair value of a share of Class A common stock. The valuation model requires the input of other highly subjective assumptions. Inputs to model for awards granted during the period from September 22, 2021 through December 31, 2021, are as follows:

Expected volatility	35.0%
Expected dividend yield	Nil
Expected term (in years)	5 to 6.3 Years
Risk free interest rate	0.9%

Total compensation expense for stock options was approximately $1.4 million for the period from September 22, 2021 to December 31, 2021, and is included in selling, general and administrative expenses in the consolidated statements of operations. No tax benefit was associated with the equity-based compensation expense for stock options.

As of December 31, 2021, total compensation expense related to unvested option awards not yet recognized was $5.5 million and the weighted-average period over which the compensation is expected to be recognized is 3.1 years.

Class M Units

Prior to being recapitalized into Outstanding Restricted LLC Units as discussed in Note 1, Business and Organization, Summary of the Restructuring, Offering and Other Transactions Completed in connection with the IPO, Class M Units were profit interests granted to certain employees at the Company’s discretion without consideration. The agreements granted to date generally provide for 25.0% vesting on the first anniversary from the date of grant (or shorter period at management’s discretion), with the remainder vesting monthly over the subsequent three years. Compensation cost related to these Class M Units was measured as of the grant date based on the fair value of the award and was expensed ratably over the service period. Class M Units were deemed issued and outstanding as they vested.

The fair value of grants of restricted Class M Units was based on the fair value of an unrestricted Class M Unit underlying the award until the recapitalization which occurred on September 22, 2021 as discussed in the table within the subsection "Outstanding Restricted LLC Units (formerly M Units)" below.

Vested Class M Units were subject to repurchase at the option of the Company upon termination of the holder’s employment based on the then fair value of the units. No units had been repurchased through September 22, 2021.

Outstanding Restricted LLC Units (formerly M Units)

As discussed above, restricted LLC Units were granted to certain executives, employees and members of the Board prior to the IPO and have been retroactively adjusted as described in Note 1, Business and Organization, Conversion of Class F, P and M Units at Time of IPO. The awards have a time-based vesting requirement (based on continuous employment). Upon grant, the awards are issued and outstanding common LLC Units but subject to forfeiture in the event of a termination of service; unvested awards are outstanding LLC units. Vesting is generally over four years from the date of grant.

The following table summarizes the activity related to the unvested LLC Units:

	Number of LLC Units	Weighted average grant date fair value
Balance, January 1, 2019, unvested	487,091	$0.21
Granted	177,346	$0.29
Forfeited	(24,385)	$0.27
Vested	(182,825)	$0.24
Balance, January 1, 2020, unvested	457,227	$0.16
Granted	1,444,831	$0.29
Forfeited	(241,265)	$0.27
Vested	(174,847)	$0.27
Balance, December 31, 2020, unvested	1,485,946	$0.28
Granted prior to September 22, 2021	1,515,276	$0.67
Forfeited	(398,768)	$0.22
Vested	(700,477)	$0.46
Balance, December 31, 2021, unvested	1,901,977	$0.52

The fair value of restricted LLC Units was based on the fair value of an unrestricted LLC Unit at the date of grant. Total compensation expense for LLC Units recorded in selling, general and administrative expenses in the consolidated statements of operations were approximately $0.3 million, less than $0.1 million, and less than $0.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The unamortized LLC Unit compensation cost of $0.9 million as of December 31, 2021 is expected to be recognized over a weighted-average period of approximately 3.0 years.

The quantitative information about certain significant Level 3 unobservable inputs for the three valuation methods and for Black-Scholes are summarized in Note 9, Stockholders’ and Members’ Equity, Fair Value Measurement for Class P Unit Redemption Value, Warrants Exercisable into Class P Units, and Valuation as of the Grant Date of Class M Units for the period ended September 22, 2021 and the years ended December 31, 2020 and 2019, respectively.

NOTE 11. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Overview of Income Taxes

Brilliant Earth Group, Inc. is taxed as a subchapter C corporation and is subject to federal and state income taxes. Brilliant Earth Group, Inc.'s sole material asset is its ownership interest in Brilliant Earth, LLC, which is a limited liability company that is taxed as a partnership for U.S. federal and certain state and local income tax purposes. Brilliant Earth, LLC’s net taxable income or loss and related tax credits, if any, are passed through to its members on a pro-rata basis and included in the member’s tax returns. The income tax burden on the earnings taxed to the non-controlling interest holders is not reported by the Company in its consolidated financial statements under U.S. GAAP.

The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on those jurisdictions’ rules, generally after the income tax returns are filed.

Income Tax Benefit and Deferred Tax Asset

On September 23, 2021 in connection to the Reorganization Transaction, the Company recorded a deferred tax asset related to the outside basis difference between U.S. GAAP and reporting for income tax purposes of the Brilliant Earth Group, Inc.’s investment in Brilliant Earth, LLC of $4.4 million. The basis difference resulted from the step-up in basis allowed under Section 743(b) and 197 of the Internal Revenue Code related to the purchase of 1,249,999 LLC Units from the Continuing Equity Owners discussed in Note 1, Business and organization, which is expected to be amortized over the useful lives of the underlying assets. In assessing the realizability of deferred tax assets, management determined that it was more likely than not that the deferred tax assets will be realized. No deferred taxes were provided on the outside basis difference resulting from the direct purchase of 8,333,333 newly-issued membership units from Brilliant Earth, LLC since such difference is subject to the indefinite reversal criteria of ASC 740, Income taxes.

Provision for Income Taxes

Brilliant Earth Group, Inc.'s income tax benefit was $0.3 million for the period from September 23, 2021 to December 31, 2021. Brilliant Earth Group, Inc. had no business transactions or activities prior to the IPO, and accordingly, no amounts related to income taxes were incurred by the Company.

Total Company earnings used to compute income taxes is as follows (in thousands):

For the period from September 23, to December 31,
2021
Pre-tax earnings of the Company	$25,940
Earnings allocable to NCI (not allocable to the Company)	(24,728)
Pre-tax earnings of Brilliant Earth, Inc.	1,212
Income tax benefit recognized by Brilliant Earth, Inc.	316
After tax earnings of Brilliant Earth Group, Inc.	$1,528

The components of the benefit from income taxes are as follows as of December 31, 2021:

December 31, 2021
Current tax benefit
Federal	$—
State	—
Total current income tax benefit	—

Deferred tax benefit
Federal	(259)
State	(57)
Total deferred income tax benefit	(316)

Benefit from income taxes	$(316)

A reconciliation of the expected federal statutory rate of 21.0% to the effective rate is as follows (amount in thousands):

	Tax effect	Rate
Brilliant Earth Group, Inc. expected tax expense at statutory rate	$255	21.0%
Less: equity interest in earnings of subsidiary not taxable (permanent difference)	(272)	(22.4)%
Brilliant Earth Group, Inc. level pre-tax loss as adjusted for tax	(17)	(1.4)%
Loss from investee per K-1 (inside basis difference)	(148)	(12.2)%
Loss from step up in outside basis	(151)	(12.5)%
Income tax benefit at effective rate	$(316)	(26.1)%

As of December 31, 2021, the components of deferred tax assets are as follows (in thousands):

December 31,
2021
Deferred tax assets
Outside basis difference in investment	$4,091
Net operating loss carryforwards	316
Net deferred tax asset	$4,407

The Company recognizes deferred tax assets to the extent it believes, based on available evidence, that it is more likely than not that they will be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. For the period from September 23, 2021 to

December 31, 2021, the Company evaluated the likelihood it would realize its deferred tax assets and determined the probability to be more likely than not, and accordingly, no valuation allowance was recognized.

As of December 31, 2021, the Company has total federal net operating loss carryforwards (“NOLs”) of $1.2 million that have no expiration date. The Company also has various immaterial state NOLs that begin to expire in 2036. Management believes on a more likely than not basis that the Company will be able to realize the tax benefit of its NOLs carryforwards.

Utilization of net operating losses, credit carryforwards, and certain deductions may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The tax benefits related to future utilization of federal and state net operating losses, tax credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examinations from various taxing authorities.

Uncertain Tax Positions

The Company follows the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return.

As of December 31, 2021, the Company had not incurred or recorded any penalties or interest related to income taxes in the consolidated statements of operations. Additionally, the Company did not record any uncertain tax positions on the consolidated balance sheets as management concluded that no such positions existed as of December 31, 2021.

The Company is subject to examination for tax years beginning with the year ended December 31, 2021.

Tax Receivable Agreement

As each of the Continuing Equity Owners elect to convert their LLC Interests into Class A common stock or Class D common stock, as applicable, Brilliant Earth Group, Inc. will succeed to their aggregate historical tax basis which will create a net tax benefit to the Company. These tax benefits are expected to be amortized over 15 years pursuant to Sections 743(b) and 197 of the Code. The Company will only recognize a deferred tax asset for financial reporting purposes when it is “more-likely-than-not” that the tax benefit will be realized.

In addition, as part of the IPO, the Company entered into a TRA with the Continuing Equity Owners to pay 85% of the tax savings from the tax basis adjustment to them as such savings are realized. Amounts payable under the TRA are contingent upon, among other things, generation of sufficient future taxable income during the term of the TRA. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.

The purchase of 1,249,999 LLC Units from the Continuing Equity Owners triggered a tax basis increase subject to the provisions of the TRA.

As of December 31, 2021, related to the TRA, the Company has recorded (i) a deferred tax asset in the amount of $4.1 million, (ii) a corresponding estimated liability with a balance of $3.8 million representing 85% of the projected tax benefits to the TRA Owners, and (iii) $0.3 million of additional paid-in capital.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes or claims. In addition, the Company is regularly audited by various tax authorities. Although the Company cannot predict with assurance the outcome of any litigation or audit, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company’s financial condition, results of operations or cash flows. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, to the extent possible, the Company discloses the range of such reasonably possible losses.

On August 26, 2021, Plaintiff Anna Lerman filed a complaint against the Company in California Superior Court for Ventura County. The complaint alleges, on behalf of a putative class, that the Company recorded telephone calls between the Company’s customers and its customer service representatives without the customers’ consent, in violation of the California Invasion of Privacy Act Sections 631 and 632.7. The plaintiff seeks statutory damages, injunctive relief, attorneys’ fees and costs, and other unspecified damages. The Company has obtained an extension of time to file a response, the time to file such response has not yet passed, and as of the date of this Annual Report on Form 10-K, the Company has not responded to the complaint. The Company believes these claims have no merit, and intends to vigorously defend against this lawsuit, though there can be no assurance regarding its ultimate outcome. At this time, any liability related to the alleged claims is not currently probable or reasonably estimable.

Non-Income Related Taxes

The Company collects and remits sales and use taxes in a variety of jurisdictions across the U.S. The amounts payable to relevant sales and use tax authorities are accrued in the period incurred and presented on the balance sheet as a component of accrued expenses and other current liabilities.

Purchase Obligations

From time to time in the normal course of business, the Company will enter into agreements with suppliers or service providers. As of December 31, 2021, unconditional future minimum payments under agreements to purchase services primarily related to software maintenance and marketing and advertising spending. The Company does not have a material amount of purchase obligations from contracts with a remaining term in excess of 12 months.

Capital Commitments

The Company may enter into commitments to expand various locations, which generally include design, store construction and improvements. As of December 31, 2021, these commitments totaled $1.6 million, related to the opening of new locations.

Letter of Credit

As of December 31, 2021, the Company has an unused letter of credit in the amount of $0.2 million, which was issued in lieu of a security deposit at one of its showroom locations. The certificate of deposit used to secure this letter of credit is recorded as restricted cash on the Company’s consolidated balance sheets.

401K Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code, which provides for voluntary contributions from the Company and its employees. Contributions from the Company were $0.5 million, $0.4 million and $0.3 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 13. SUBSEQUENT EVENTS

The Company entered into six new lease agreements in additional locations in the U.S. for showrooms, where the Company had not yet taken physical possession of nor had control of the physical use of these leased properties, with future minimum aggregate rent payments totaling approximately $4.5 million.

On February 2, 2022, the Board of Directors authorized the grant of approximately 600,000 RSUs with a fair value of $11.84 per unit with a four year vesting period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Limitations on effectiveness of control and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgement in evaluating the benefits of possible controls relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a written code of business conduct and ethics, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Code of Business Conduct and Ethics is available on our website www.brilliantearth.com in the “Investor Relations” section under “Governance.” In addition, we intend to post on our website all disclosures that are required by law or listing rules of the Nasdaq Global Market concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

The information required by this item will be included under the caption “Directors, Executive Officers, and Corporate Governance” in our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (the “2022 Proxy Statement”) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K, if any, will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation” and “Directors, Executive Officers, and Corporate Governance—Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item will be included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers, and Corporate Governance—Corporate Governance and Board Matters—Director Independence” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2022 Proxy Statement and is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedule

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Brilliant Earth Group, Inc.	8-K	001-40836	3.1	9/27/2021
3.2	Amended and Restated Bylaws of Brilliant Earth Group, Inc.	8-K	001-40836	3.2	9/27/2021
4.1	Specimen Stock Certificate evidencing shares of Class A Common Stock	S-1/A	001-40836	4.1	9/14/2021
4.2	Description of Capital Stock					*
10.1	Amended and Restated Limited Liability Company Agreement of Brilliant Earth, LLC, dated as of September 22, 2021.	8-K	001-40836	10.1	9/27/2021
10.2	Tax Receivable Agreement, dated as of September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and its Members.	8-K	001-40836	10.2	9/27/2021
10.3	Registration Rights Agreement, dated September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and its Original Equity Owners.	8-K	001-40836	10.3	9/27/2021
10.4	Stockholders Agreement, dated September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and the Original Members.	8-K	001-40836	10.4	9/27/2021
10.5	Offer letter, dated as of September 22, 2021, by and between Brilliant Earth Group, Inc. and Beth Gerstein.	8-K	001-40836	10.5	9/27/2021
10.6	Offer letter, dated as of September 22, 2021, by and between Brilliant Earth Group, Inc. and Eric Grossman.	8-K	001-40836	10.6	9/27/2021
10.7	Offer letter, dated as of September 22, 2021, by and between Brilliant Earth Group, Inc. and Jeffrey Kuo.	8-K	001-40836	10.7	9/27/2021
10.8	Brilliant Earth Group, Inc. 2021 Incentive Award Plan.	S-8	333-259736	99.1	9/23/2021
10.9	Brilliant Earth Group, Inc. 2021 Employee Stock Purchase Plan.	S-8	333-259736	99.2	9/23/2021
10.10	Form of Brilliant Earth, LLC Unit Restriction Agreement (Class M Units).	S-1/A	001-40836	10.9	9/14/2021
10.11	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	001-40836	10.11	9/14/2021
10.12	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	001-40836	10.12	9/14/2021
10.13	Non-Employee Director Compensation Program.	S-1/A	001-40836	10.14	9/14/2021
10.14	Form of Indemnification Agreement.	S-1/A	001-40836	10.15	9/14/2021
10.15†	Loan and Security Agreement, dated as of September 30, 2019, by and among Brilliant Earth, LLC, the Lenders party thereto and Runway Growth Credit Fund Inc., as Agent	S-1/A	001-40836	10.1	9/14/2021
10.16†	Second Amendment to Loan and Security Agreement, dated as of August 6, 2021, by and among Brilliant Earth, LLC, the Lenders party thereto and Runway Growth Credit Fund Inc., as Agent.	S-1/A	001-40836	10.3	91/4/2021

10.17†	Third Amendment to Loan and Security Agreement, dated as of August 29, 2021, by and among Brilliant Earth, LLC, the Lenders party thereto and Runway Growth Finance Corp. (f/k/a Runway Growth Credit Fund Inc.), as Agent.	S-1/A	001-40836	10.4	9/14/2021
21.1	Subsidiaries of Brilliant Earth Group, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management or compensatory plan.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). Brilliant Earth agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2022

Brilliant Earth Group, Inc.

/s/ Beth Gerstein
Name:	Beth Gerstein
Title:	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey Kuo
Name:	Jeffrey Kuo
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Position	Date
/s/ Beth Gerstein	Chief Executive Officer and Director	March 22, 2022
Beth Gerstein	(Principal Executive Officer)

/s/ Jeffrey Kuo	Chief Financial Officer	March 22, 2022
Jeffrey Kuo	(Principal Financial and Accounting Officer)

/s/ Eric Grossberg	Executive Chairman	March 22, 2022
Eric Grossberg

/s/ Ian M. Bickley	Director	March 22, 2022
Ian M. Bickley

/s/ Jennifer N. Harris	Director	March 22, 2022
Jennifer N. Harris

/s/ Attica A. Jaques	Director	March 22, 2022
Attica A. Jaques

/s/ Beth E. Kaplan	Director	March 22, 2022
Beth E. Kaplan

/s/ Gavin M. Turner	Director	March 22, 2022
Gavin M. Turner