Form 10-Q
period 2022-03-31
Brilliant Earth Group, Inc.
filed 2022-05-13
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2022, there were 10,806,956 shares of the registrant's Class A common stock, $0.0001 par value per share, outstanding, 35,285,133 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding, 49,119,976 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding and no shares of the registrant’s Class D common stock, $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures, and debt service obligations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms, such as “anticipate,” “believe,” “contemplates,” “continues,” “could,” “estimate,” “evolve,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “strategy,” “target,” “will,” or “would,” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to: the Company has grown rapidly in recent years and has limited operating experience; the Company may be unable to manage growth effectively; increases in costs of diamonds, other gemstones and precious metals supply shortages; the Company’s ability to maintain a low cost of production and distribution; fluctuations in the pricing and supply of diamonds, other gemstones, and precious metals, particularly responsibly sourced natural and lab-grown diamonds and recycled precious metals such as gold, increases in labor costs for manufacturing such as wage rate increases, as well as inflation, and energy prices; the Company’s ability to cost-effectively turn existing customers into repeat customers or to acquire new customers; risks related to the Company’s expansion plans in the U.S.; an overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, governmental instability, war or the threat of war, and natural disasters may affect consumer purchases; the Company has a history of losses, and may be unable to sustain profitability; competition in the fine jewelry retail industry; the Company’s ability to manage its inventory balances and inventory shrinkage; a decline in sales of Create Your Own rings would negatively affect the Company’s business, financial condition, and results of operations; the Company ability to maintain and enhance its brand; the Company’s marketing efforts to help grow its business may not be effective; environmental, social, and governance matters may impact the Company’s business and reputation; risks related to the Company’s e-commerce and omnichannel business; the Company’s ability to effectively anticipate and respond to changes in consumer preferences and shopping patterns; the Company’s results of operations and operating cash flows could fluctuate on a quarterly and annual basis, which may make it difficult to predict its future performance; the Company’s principal asset is its interest in Brilliant Earth, LLC, and, as a result, the Company depends on distributions from Brilliant Earth, LLC to pay its taxes and expenses; risks related to the Company’s obligations under its Tax Receivable Agreement and its organizational structure; and the other risks, uncertainties and the factors described in the section titled “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Other sections of this Quarterly Report on Form 10-Q include additional factors that could adversely impact our business and financial performance.

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

You should not rely upon forward-looking statements as predictions of future events. This Quarterly Report on Form 10-Q and the documents that we have filed as exhibits should be read with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:

•    “we,” “us,” “our,” the “Company,” “Brilliant Earth,” and similar references refer: (1) following the consummation of the Reorganization Transactions (as defined below), including our initial public offering (“IPO”) which occurred on September 23, 2021, to Brilliant Earth Group, Inc., and, unless otherwise stated, all of its subsidiaries, including Brilliant Earth, LLC, and (2) prior to the completion of the Reorganization Transactions, including the IPO, to Brilliant Earth, LLC.
•    “Brilliant Earth LLC Agreement” refers to Brilliant Earth, LLC’s amended and restated limited liability company agreement, which became effective prior to the consummation of the IPO.
•    “CAGR” refers to compound annual growth rate.
•    “Continuing Equity Owners” refers collectively to holders of LLC Interests and our Class B common stock and Class C common stock immediately following consummation of the Reorganization Transactions, including our Founders (as defined below) and Mainsail (as defined below), who may, exchange at each of their respective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock or Class C common stock (and such shares shall be immediately cancelled)), as applicable, for, at our election (determined solely by our independent directors (within the meaning of the Nasdaq rules) who are disinterested), cash or newly-issued shares of our Class A common stock or Class D common stock, as applicable.
•    “Founders” refers to Beth Gerstein, our Co-Founder and Chief Executive Officer, Eric Grossberg, our Co-Founder and Executive Chairman, and Just Rocks (as defined below).
•    “Just Rocks” refers to Just Rocks, Inc., a Delaware corporation, which is jointly owned and controlled by our Founders.
•    “LLC Interests” or “LLC Units” refers to the common units of Brilliant Earth, LLC, including those that we purchased with the net proceeds from the IPO.
•    “Original Equity Owners” refers to the owners of LLC Interests in Brilliant Earth, LLC prior to the consummation of the Reorganization Transactions, collectively, which include Mainsail, Just Rocks, and certain executive officers and employees.
•    “Mainsail” refers to Mainsail Partners III, L.P., our sponsor and a Delaware limited partnership, and certain funds affiliated with Mainsail Partners III, L.P., including Mainsail Incentive Program, LLC, and Mainsail Co-Investors III, L.P.
•    “Reorganization Transactions” refers to the organizational transactions and the IPO, and the application of the net proceeds therefrom.
•    “TRA” refers to the Tax Receivable Agreement with Brilliant Earth, LLC and the Continuing Equity Owners that provides for the payment by Brilliant Earth Group, Inc. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Brilliant Earth Group, Inc. actually realizes (or in some circumstances is deemed to realize) related to certain tax basis adjustments and payments made under the TRA.

Part I - Financial Information
Item 1. Financial Statements

Brilliant Earth Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$164,890	$172,865
Restricted cash	205	205
Inventories, net	28,392	24,743
Prepaid expenses and other current assets	8,560	8,178
Total current assets	202,047	205,991
Property and equipment, net	8,734	6,732
Deferred tax assets	7,840	4,407
Operating lease right of use assets	20,067	—
Other assets	943	601
Total assets	$239,631	$217,731

Liabilities and equity
Current liabilities:
Accounts payable	$11,390	$14,480
Accrued expenses and other current liabilities	26,429	28,756
Current portion of deferred revenue	23,561	18,818
Current portion of operating lease liabilities	2,779	—
Current portion of long-term debt	41,053	30,789
Total current liabilities	105,212	92,843

Long-term debt, net of debt issuance costs	22,863	32,789
Operating lease liabilities	19,882	—
Deferred rent	—	2,507
Payable pursuant to the Tax Receivable Agreement	6,604	3,775
Other long-term liabilities	3,028	2,979
Total liabilities	157,589	134,893

Commitments and contingencies (Note 11)

Equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, none issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value - 1,200,000,000 shares authorized; 10,708,456 and 9,614,523 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.0001 par value - 150,000,000 shares authorized; 35,326,696 and 35,658,013 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4	4
Class C common stock, $0.0001 par value - 150,000,000 shares authorized; 49,119,976 and 49,505,250 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	5	5
Class D common stock, $0.0001 par value - 150,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	7,339	6,865
Retained earnings	1,884	1,528
Equity attributable to Brilliant Earth Group, Inc.	9,233	8,403
NCI attributable to Brilliant Earth, LLC	72,809	74,435
Total equity	82,042	82,838
Total liabilities and equity	$239,631	$217,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brilliant Earth Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands except share and per share amounts)

	Three months ended March 31,
	2022	2021
Net sales	$100,038	$70,696
Cost of sales	49,922	38,337
Gross profit	50,116	32,359
Operating expenses:
Selling, general and administrative	44,816	27,405
Income from operations	5,300	4,954
Interest expense	(1,776)	(1,926)
Other expense, net	(59)	(620)
Income before tax	3,465	2,408
Income tax expense	(96)	—
Net income	3,369	$2,408
Net income allocable to non-controlling interest	3,013
Net income allocable to Brilliant Earth Group, Inc.	$356

Earnings per share:
Basic	$0.04
Diluted	$0.03
Weighted average shares of common stock outstanding:
Basic	10,010,798
Diluted	96,526,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brilliant Earth Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED UNITS AND EQUITY/ MEMBERS’ (DEFICIT)
(Unaudited and in thousands except share amounts)

	Brilliant Earth, LLC
	Class P Units		Class F		Class M		Class F Units and Class M Units
	Total Units	Total Amounts	Total Units	Total Amounts	Total Units	Total Amounts	Total Units	Total Amounts
Balance, January 1, 2021	32,435,595	$66,327	50,232,863	$(85,695)	2,537,791	$300	52,770,654	$(85,395)
Tax distributions to members	—	(29)	—	(46)	—	—	—	(46)
Vested Class M Units	—	—	—	—	325,221	—	325,221	—
Equity-based compensation	—	—	—	—	—	93	—	93
Net income	—	941	—	1,467	—	—	—	1,467
Adjustment of redeemable convertible preferred units to redemption value	—	79,816	—	(79,816)	—	—	—	(79,816)
Balance, March 31, 2021	32,435,595	$147,055	50,232,863	$(164,090)	2,863,012	$393	53,095,875	$(163,697)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock					Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Equity
Balance, January 1, 2022	9,614,523	$1	35,658,013	$4	49,505,250	$5	$6,865	$1,528	$8,403	85,163,263	$74,435	$82,838
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(6,874)	(6,874)
Conversion of Class B and Class C to Class A common stock	1,053,914	—	(668,640)	—	(385,274)	—	—	—	—	(1,053,914)	—	—
RSU vesting during period	40,019	—	—	—	—	—	—	—	—	—	—	—
LLC Units vesting during period	—	—	337,323	—	—	—	—	—	—	337,323	—	—
Increase in deferred tax asset from step-up tax basis related to redemption of LLC Units and set-up of TRA liability	—	—	—	—	—	—	605	—	605	—	—	605
Equity-based compensation	—	—	—	—	—	—	2,028	—	2,028	—	76	2,104
Net income	—	—	—	—	—	—	—	356	356	—	3,013	3,369
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(2,159)		(2,159)	—	2,159	—
Balance, March 31, 2022	10,708,456	$1	35,326,696	$4	49,119,976	$5	$7,339	$1,884	$9,233	84,446,672	$72,809	$82,042
The accompanying notes are an integral part of these condensed consolidated financial statements.

Brilliant Earth Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three months ended March 31,
	2022	2021
Operating activities
Net income	$3,369	$2,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	349	164
Equity-based compensation	2,104	93
Non-cash operating lease cost	683	—
Change in fair value of warrants	—	574
Amortization of debt issuance costs	423	423
Other	(14)	(24)
Changes in assets and liabilities:
Inventories	(3,633)	(2,691)
Prepaid expenses and other current assets	(746)	(24)
Other assets	(342)	(194)
Accounts payable, accrued expenses and other current liabilities	(6,485)	(1,913)
Deferred revenue	4,706	7,815
Operating lease liabilities	(232)	—
Deferred rent	—	240
Net cash provided by operating activities	182	6,871
Investing activities
Purchases of property and equipment	(1,283)	(546)
Net cash used in investing activities	(1,283)	(546)
Financing activities
Tax distributions to members	(6,874)	(75)
Net cash used in financing activities	(6,874)	(75)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,975)	6,250
Cash, cash equivalents and restricted cash at beginning of period	173,070	66,474
Cash, cash equivalents and restricted cash at end of period	$165,095	$72,724

Non-cash investing and financing activities
Deferred tax assets associated with redemption of LLC Units	$3,433	—
TRA Obligation associated with redemption of LLC Units	2,829	—
Purchases of property and equipment included in accounts payable and accrued liabilities	1,068	18
Credit to APIC related to redemption of LLC Units	605	—
Adjustment of redeemable convertible preferred units to redemption value	—	79,816
Supplemental information
Cash paid for interest	$1,341	$1,502

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

The Company operates in one operating and reporting segment which is the retail sale of diamonds, gemstones and jewelry. Over 90% of sales are to customers in the United States (“U.S.”); sales to non-U.S. customers immediately settle in U.S. dollars and no cash balances are carried in foreign currencies. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer (“CEO”), reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) since the members of Brilliant Earth, LLC (the “Continuing Equity Owners”) prior to the IPO and merger continue to hold a controlling interest in Brilliant Earth, LLC after the merger (i.e., there was no change in control of Brilliant Earth, LLC) and since Brilliant Earth Group, Inc. was considered a “shell company” which does not meet the definition of a business, the financial statements of the combined entity represent a continuation of the financial position and results of operations of Brilliant Earth, LLC. Accordingly, the historical cost basis of assets, liabilities, and equity of Brilliant Earth, LLC are carried over to the condensed consolidated financial statements of the merged company as a common control transaction. Also, after consummation of the IPO, Brilliant Earth Group, Inc. became subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income of Brilliant Earth, LLC assessed at the prevailing corporate tax rates.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements for the periods prior to the Reorganization Transactions and IPO have been presented to combine the previously separate entities. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022, or for any other interim period or for any other future year.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021, as disclosed in the 2021 annual report on Form 10-K.
Principles of Consolidation and Non-Controlling Interest

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, Brilliant Earth, LLC, which it controls due to ownership of the voting interest or pursuant to variable interest entity (“VIE”) accounting guidance. All intercompany balances and transactions have been eliminated in consolidation.

The non-controlling interest on the unaudited condensed consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in Brilliant Earth, LLC held by the Continuing Equity Owners. The non-controlling interest on the unaudited condensed consolidated balance sheets represent the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of March 31, 2022, the non-controlling interest was 88.7%. At the end of each reporting period, equity related to Brilliant Earth, LLC that is attributable to Brilliant Earth Group, Inc. and Continuing Equity Owners is rebalanced to reflect Brilliant Earth Group, Inc.'s and Continuing Equity Owners' ownership in Brilliant Earth, LLC.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Some of the more significant estimates include the inventory valuation, allowance for sales returns, estimates of current and deferred income taxes, payable pursuant to the tax receivable agreement, useful lives and depreciation of long-lived assets, fair value of equity-based compensation, and prior to the Reorganization Transactions, the warrants and the redemption of value of the redeemable Class P Units. Actual results could differ materially from those estimates. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in its business or new information available.

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

At March 31, 2021, Class P Units and warrants on Class P Units were the only financial instruments (assets or liabilities) measured at fair value on a recurring basis.

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities and were classified as Level 1. The carrying value of long-term debt, net of debt issuance costs, also approximates its fair value, which has been estimated by management based on the consideration of applicable interest rates (including certain instruments at variable or floating rates) for similar types of borrowing arrangements. Redeemable Convertible Class P Units and Class P Units underlying warrants were classified as Level 3 until the IPO at which time the securities were converted into LLC Interests.

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

The following table provides a reconciliation of cash and cash equivalents, and restricted cash from the unaudited condensed consolidated balance sheets to the statements of cash flows for the periods ended March 31, 2022, December 31, 2021, and March 31, 2021 (in thousands):

	March 31,	December 31,	March 31,
	2022	2021	2021
Cash and cash equivalents	$164,890	$172,865	$72,519
Restricted cash	205	205	205
Total	$165,095	$173,070	$72,724

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

The following table discloses total net sales by geography for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
United States	$93,766	$66,000
International	6,272	4,696
Total net sales	$100,038	$70,696

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

Contract Balances

Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred. Deferred revenue also includes payments on the Company’s three-year extended service plan that customers have elected to purchase. As of March 31, 2022 and December 31, 2021, total deferred revenue was $23.7 million and $19.0 million, respectively, of which $0.2 million and $0.2 million, respectively, were included within other long-term liabilities in the unaudited condensed consolidated balance sheets. During the three months ended March 31, 2022 and 2021, respectively, the Company recognized $17.6 million and $9.9 million, respectively, of revenue that was deferred as of the last day of the respective prior quarter.

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

As of March 31, 2022 and December 31, 2021, refund liabilities balances were $1.6 million and $2.3 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, returns asset balances were $0.7 million and $1.1 million, respectively, and are included within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets. See Note 5, Accrued Expenses and Other Current Liabilities, for further discussion.

Fulfillment Costs

The Company generally does not bill customers separately for shipping and handling charges. Any fulfillment costs incurred by the Company when shipping to customers is reflected in cost of sales in the unaudited condensed consolidated statements of operations.

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

Marketing, Advertising and Promotional Costs

Marketing, advertising and promotional costs are expensed as incurred and totaled approximately $20.0 and $14.4 million, for the three months ended March 31, 2022 and 2021, respectively.

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

Uncertainty in income taxes is accounted for using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the unaudited condensed consolidated statements of operations. As of March 31, 2022, no uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 – Leases, and also issued subsequent amendments to the initial guidance, ASC 2018-10, ASC 2018-11, ASU 2019-10, ASU 2020-02 and ASU 2020-05 (collectively, “ASC 842”). ASC 842 introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. ASC 842 allows for several practical expedients which permit the following: no reassessment of lease classification or initial direct costs; use of the standard’s effective date as the date of initial application; and no separation of non-lease components from the related lease components and, instead, to account for those components as a single lease component if certain criteria are met. The Company adopted this guidance by applying the modified retrospective approach effective January 1, 2022, and no cumulative effect adjustment was required to be recorded. See Note 6, Leases, for further discussion.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which modifies ASC 740 to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 is effective for the Company for interim and annual reporting periods beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022 and did not have a material impact on the Company's unaudited condensed consolidated financial statements.

Accounting pronouncements recently issued but not yet adopted

Other recent accounting pronouncements not yet adopted are not expected to have a material impact on the Company's unaudited condensed consolidated financial statements.

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

All earnings prior to September 23, 2021, the date of the IPO, were entirely allocable to the non-controlling interest and, as a result, earnings per share information is not applicable for reporting periods prior to this date. Consequently, earnings per share for net income for periods prior to September 22, 2021 are not presented.

Basic and diluted earnings per share of common stock for the three months ended March 31, 2022 have been computed as follows (in thousands, except share and per share amounts):

Numerator:
Net income attributable to Brilliant Earth Group, Inc., BASIC	$356
Add: Net income impact from assumed redemption of all LLC Units to common stock	3,013
Less: Income tax expense on net income attributable to NCI	(753)
Net income attributable to Brilliant Earth Group, Inc., after adjustment for assumed conversion, DILUTED	$2,616

Denominator:
Weighted average shares of common stock outstanding, BASIC	10,010,798
Dilutive effects of:
Vested LLC Units that are exchangeable for common stock	84,858,932
LLC Units, RSUs and stock options	1,657,113
Weighted average shares of common stock outstanding, DILUTED	96,526,843

BASIC earnings per share	$0.04
DILUTED earnings per share	$0.03

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

For the three months ended March 31, 2022, the dilutive impact of LLC Units convertible into common stock were included in the computation of diluted earnings per share under the if-converted method; the dilutive impact of unvested LLC Units, RSUs and stock options were included using the treasury stock method.

NOTE 4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Loose diamonds	$8,367	$9,013
Fine jewelry and other	20,269	15,990
Allowance for inventory obsolescence	(244)	(260)
Total inventories, net	$28,392	$24,743

The allowance for inventory obsolescence consists of the following (in thousands):

	March 31,	March 31,
	2022	2021
Balance at beginning of period	$(260)	$(242)
Change in allowance for inventory obsolescence	16	24
Balance at end of period	$(244)	$(218)

As of March 31, 2022 and December 31, 2021, the Company had $21.3 million and $16.9 million, respectively, in consigned inventory held on behalf of suppliers which is not recorded in the unaudited condensed consolidated balance sheets.

NOTE 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued vendor expenses	$8,608	$9,563
Inventory received not billed	6,500	4,648
Accrued payroll expenses	1,901	4,498
Sales and other tax payable accrual	2,890	4,229
Provision for sales returns and allowances	1,583	2,338
Other	4,947	3,480
Total accrued expenses and other current liabilities	$26,429	$28,756

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue. Activity for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	March 31,	March 31,
	2022	2021
Balance at beginning of period	$2,338	$2,341
Provision	5,277	4,893
Returns and allowances	(6,032)	(6,014)
Balance at end of period	$1,583	$1,220

NOTE 6. LEASES

The Company leases its executive offices, retail showrooms, office and operational locations under operating leases. The fixed, non-cancelable terms of our real estate leases are generally 5- 10 years and typically include renewal options. Most of the real estate leases require payment of real estate taxes, insurance and certain common area maintenance costs in addition to future minimum lease payments.

The Company elected the package of practical expedients permitted under the transition guidance within ASC 842 which, among other items, allowed the Company to carry forward historical lease classifications. As such, the Company applied the modified retrospective approach as of the adoption date to those lease contracts for which it had taken possession of the property as of December 31, 2021. In addition to the aforementioned practical expedient, the Company has elected to:

•Adopt the short-term lease exception for leases with terms of twelve months or less and account for them as if they were operating leases under ASC 840; and
•Apply the practical expedient of combining lease and non-lease components.

The Company determines if an arrangement is a lease at inception. Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term while lease liabilities represent the Company’s obligation to make lease payments for the lease term. All leases greater than 12 months’ result in the recognition of a ROU asset and liability at the lease commencement date based on the present value of the lease payments over the lease term. The present value of the lease payments is calculated using the applicable weighted-average discount rate. The weighted-average discount rate is based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, then the Company estimates an applicable incremental borrowing rate. The incremental borrowing rate is estimated using the currency denomination of the lease, the contractual lease term and the Company’s applicable borrowing rate. The incremental borrowing rate represents the rate that would approximate the rate to borrow funds on a collateralized (or secured) basis over a similar term and in a similar economic environment.

The Company accounts for lease components separately from non-lease components. Generally, the real estate leases have initial terms ranging from five to ten years and typically include a five-year renewal option. Renewal options are typically not included in the lease term as it is not reasonably certain at commencement date that the Company would exercise the options to extend the lease. The exercise of the lease renewal options is at the Company’s discretion and are included in the determination of the ROU asset and lease liability when the option is reasonably certain of being exercised.

As of March 31, 2022, no renewal option periods were included in the estimated minimum lease terms as the options were not deemed to be reasonably certain to be exercised. The Company expends cash for leasehold improvements to build out and equip for its leased premises. Generally, a portion of the leasehold improvements costs are reimbursed by the landlords as tenant improvement allowances pursuant to agreed-upon terms in the lease agreements. Tenant improvement allowances are recorded as part of the lease liability on the unaudited condensed consolidated balance sheet and are amortized on a straight-line basis over the lease term. Operating leases with fixed minimum rent payments are recognized on a straight-line basis over the lease term starting on the date the Company takes possession of the leased property.

Total operating lease ROU assets and lease liabilities were as follows (in thousands):

Assets	Classification	As of March 31, 2022
Operating ROU assets at cost	Operating lease right of use assets	$20,750
Accumulated amortization	Operating lease right of use assets	(683)
Net book value		$20,067

Liabilities	Classification	As of March 31, 2022
Current:
Operating leases	Current portion of operating lease liabilities	$2,779
Noncurrent:
Operating leases	Operating lease liabilities	19,882
Total lease liabilities		$22,661

Total operating lease costs were as follows (in thousands):

	Classification	For the three months ended March 31, 2022
Operating lease costs	Selling, general and administrative expense	$924

The maturity analysis of the operating lease liabilities under long-term non-cancelable operating leases, where the Company has taken physical possession of or has control of the physical use of these leased properties, as of March 31, 2022 was as follows (in thousands):

Amount
For the nine months ending December 31, 2022	$2,645
Years ending December 31,
2023	4,164
2024	3,995
2025	3,930
2026	3,564
2027	2,089
Thereafter	6,304
Total minimum lease payments	26,691
Less: imputed interest	(4,030)
Net present value of operating lease liabilities	22,661
Less: current portion	(2,779)
Long-term portion	$19,882

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate on long-term leases as of March 31, 2022 (in thousands):

Weighted-average remaining lease term - operating leases	5.8 years
Weighted-average discount rate - operating leases	4.2%

ROU assets and lease obligations recognized upon adoption of ASC 842 on January 1, 2022:
ROU assets	$19,173
Operating lease obligations	$(21,316)

Supplemental cash flow information related to operating leases as of March 31, 2022 is as follows:
Cash paid for amounts included in lease liabilities for the three months ended March 31, 2022:
Operating cash flows from operating leases	$1,005

ROU assets obtained in exchange for new operating lease liabilities	$1,577

NOTE 7. LONG-TERM DEBT

The following table summarizes the net carrying amount of the Term Loan (as defined below) as of March 31, 2022 and December 31, 2021, net of debt issuance costs (in thousands):

	March 31, 2022			December 31, 2021
	Outstanding principal	Debt issuance costs	Net carrying amount	Outstanding principal	Debt issuance costs	Net carrying amount
Term loan	$65,000	$(1,084)	$63,916	$65,000	$(1,422)	$63,578
Total debt	$65,000	$(1,084)	$63,916	$65,000	$(1,422)	$63,578

Current portion	$41,053	$—	$41,053	$30,789	$—	$30,789
Long term	23,947	(1,084)	22,863	34,211	(1,422)	32,789
Total debt	$65,000	$(1,084)	$63,916	$65,000	$(1,422)	$63,578

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

The Term Loan (the “Term Loan”) under the Term Loan Agreement is secured by substantially all assets of the Company, and the Company is required to comply with certain covenants, including a covenant that requires the Company to reach certain minimum liquidity requirements of cash and cash equivalents as defined in the Term Loan Agreement. The Company was in compliance with all covenants as of March 31, 2022. Prepayment fees of 3.00% declining to 0.00% were provided based on the anniversary date of payment.

Debt issuance costs of $2.6 million were capitalized and are being amortized to interest expense as an adjustment to yield using the effective interest method. Included in the debt issuance costs is the present value of a $1.6 million final payment due on April 15, 2023 (the “Final Payment”), which is being accreted to full value over the term and is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheets.

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
•Modification of the Final Payment, as defined, to include the present value of an additional $1.4 million, which represents the incremental increase in the Final Payment due to the increase in the Term Loan principal, and an additional $0.2 million, which are included in the debt issuance costs, and are being accreted to full value as an adjustment to the interest rate in other long-term liabilities in the unaudited condensed consolidated balance sheets; and
•Issuance of 25,000 new warrants to the Lender with an exercise price of $10.00 per Unit with a term of ten years. These warrants were accounted for using a similar methodology to the valuation of the original warrants discussed above, and the fair value was determined to be less than $0.1 million. The warrants were converted into LLC Units at the time of the IPO.

The accreted Final Payments recorded in other long-term liabilities were $2.9 million and $2.8 million as of March 31, 2022 and December 31, 2021, respectively.

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

The effective interest rate was 11.08% and 12.02% for the three months ended March 31, 2022 and 2021, respectively. Interest expense was $1.4 million, and $1.5 million; and the amortization of deferred issuance costs was $0.4 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the aggregate future principal payments under the Term Loan, including the Final Payment payable to the lender, are as follows (in thousands):

	Principal	Final payment	Total
Years ending December 31,
2022	$41,053	$—	$41,053
2023	23,947	3,151	27,098
Total aggregate future principal payments	$65,000	$3,151	$68,151

NOTE 8. STOCKHOLDERS' AND MEMBERS' EQUITY

Summary Capitalization

The following summarizes the capitalization and voting rights of the Company’s classes of equity as of March 31, 2022 and December 31, 2021:

		March 31,	December 31,
		2022	2021
	Authorized	Issued & Outstanding		Votes per share	Economic Rights
Preferred stock	10,000,000	None	None

Common stock:
Class A	1,200,000,000	10,708,456	9,614,523	1	Yes
Class B	150,000,000	35,326,696	35,658,013	1	No
Class C	150,000,000	49,119,976	49,505,250	10	No
Class D	150,000,000	None	None	10	Yes

Common stock reserved for issuances:
Conversion of LLC Units		84,446,672	85,163,263
Unvested LLC Units		1,074,874	1,901,977
Unvested RSUs		2,462,868	1,377,728
Stock options		1,449,181	1,449,181

Common LLC Units		84,446,672	85,163,263	No	Yes

The Board of Directors is authorized to direct the Company to issue shares of preferred stock in one or more series and the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through March 31, 2022, no series of preferred stock have been issued.

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

The different classes of common stock as of March 31, 2022, are held as follows:

•10,708,456 shares of Class A common stock were issued in the IPO, and through subsequent conversion of LLC Units and vesting of RSUs;

•35,326,696 shares of Class B common stock are held by the Continuing Equity Owners excluding the Founders; and

•49,119,976 shares of Class C common stock are held by the Founders.

Class C and D common stock may only be held by the Founders and their respective permitted transferees. No shares of Class D common stock are outstanding, but may be issued in connection with an exchange by the Founders of their LLC Interests (along with an equal number of shares of Class C common stock and such shares shall be immediately cancelled).

Brilliant Earth, LLC

As of March 31, 2022, Brilliant Earth Group, Inc. holds a 11.3% economic interest in Brilliant Earth, LLC through its ownership of 10,708,456 LLC Units, but consolidates Brilliant Earth, LLC as sole managing member. The remaining 84,446,672 LLC Units representing an 88.7% interest are held by the Continuing Equity Owners and presented in the condensed consolidated financial statements as a non-controlling interest.

The organization agreements include a provision for the Continuing Equity Owners, subject to certain exceptions from time to time at each of their option, to require Brilliant Earth, LLC to redeem all or a portion of their LLC Units in exchange for, at the Company’s election, newly-issued shares of Class A common stock or Class D common stock, as applicable, on a one-for-one basis or, at the Company's election, a cash payment equal to a volume weighted average market price of one share of Class A common stock for each LLC Interest so redeemed, in each case, in accordance with the terms of the Brilliant Earth LLC Agreement. The redemption feature is not bifurcated from the underlying LLC Unit.

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

For the three months ended March 31, 2022, the Company caused Brilliant Earth, LLC to issue to the Company a vested total of 40,019 LLC Units for RSUs. The Company also caused Brilliant Earth Group, Inc. to issue 337,323 shares of Class B common stock to the Continuing Equity Owners associated with LLC units which vested during the period. There were 668,640 shares of Class B and 385,274 shares of Class C common stock converted to Class A common stock related to the Continuing Equity Owners. No stock options were exercised during the period.

Distributions to Members Related to Their Income Tax Liabilities

As a limited liability company treated as a partnership for income tax purposes, Brilliant Earth, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the LLC Agreement, Brilliant Earth, LLC is required to distribute cash, to the extent that Brilliant Earth, LLC has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Brilliant Earth, LLC taxable earnings. Brilliant Earth, LLC makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. Such distributions totaled approximately $6.9 million and $0.1 million respectively, for the three months ended March 31, 2022 and March 31, 2021.

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

Under the 2021 Incentive Award Plan, 10,923,912 shares of common stock were reserved for issuance pursuant to a variety of equity-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, and other equity-based awards. In addition, 1,638,586 shares of Class A common stock were reserved for issuance under our Employee Stock Purchase Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Award Plan will be increased by an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the board of directors; provided, however, that no more than 81,929,342 shares of stock may be issued upon the exercise of incentive stock options. As of March 31, 2022, 9,391,642 shares of common stock are available for future grant under the 2021

Incentive Award Plan. All of the shares of Class A common stock reserved for issuance remain available. Vesting is subject to certain change in control provisions as provided in the award agreements.

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

The following table summarizes the activity related to the Company’s RSUs for the three months ended March 31, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021, unvested	1,377,728	$13.15
Granted	1,192,805	$11.08
Vested	(40,019)	$12.00
Forfeited	(67,646)	$13.32
Balance as of March 31, 2022, unvested	2,462,868	$12.16

The fair value of the RSUs was based on the fair value of a Class A share of common stock at the time of grant. Total compensation expense for RSUs was approximately $1.4 million for the three months ended March 31, 2022, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. No tax benefit was associated with the equity-based compensation expense for RSUs.

The unamortized compensation cost related to RSUs of $28.0 million as of March 31, 2022 is expected to be recognized over a weighted-average period of approximately 3.7 years.

Grants of Stock Options

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

The following table summarizes the activity related to the outstanding and exercisable stock options:

	Number of options	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,612,133	$4.28
Forfeited	(468,189)	$4.29
Outstanding as of March 31, 2022	1,143,944	$4.29

Vested and exercisable as of March 31, 2022	458,008	$4.26
Unvested as of March 31, 2022	685,936	$4.29
Vested and expected to vest as of March 31, 2022	1,143,944	$4.28

As of March 31, 2022, the vested stock options did not have an aggregated intrinsic value as the exercise price exceeded the estimated fair market value of the stock options. The stock option awards have weighted average remaining contractual terms of 9.5 years.

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

Expected volatility	35.0%
Expected dividend yield	Nil
Expected term (in years)	5.0 to 6.3 Years
Risk free interest rate	0.9%

Total compensation expense for stock options was approximately $0.6 million for the three months ended March 31, 2022, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of March 31, 2022, total compensation cost related to unvested option awards not yet recognized was $2.9 million and the weighted-average period over which the compensation is expected to be recognized is 2.9 years.

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

The following table summarizes the activity related to the unvested LLC Units for the three months ended of each period:

	Number of LLC Units	Weighted average grant date fair value
Balance, December 31, 2020, unvested	1,485,946	$0.29
Granted	1,187,852	$0.21
Forfeited	(17,733)	$0.30
Vested	(325,211)	$0.29
Balance, March 31, 2021, unvested	2,330,854	$0.25

	Number of LLC Units	Weighted average grant date fair value
Balance, December 31, 2021, unvested	1,901,977	$0.52
Forfeited	(489,780)	$0.21
Vested	(337,323)	$0.42
Balance, March 31, 2022, unvested	1,074,874	$0.68
 The fair value of restricted LLC Units was based on the fair value of an unrestricted LLC Unit at the date of grant. Total compensation expense for unvested LLC Units recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations were approximately $0.1 million and $0.1 million, for the three months ended March 31, 2022 and 2021, respectively.

The unamortized LLC Unit compensation cost of $0.7 million as of March 31, 2022 is expected to be recognized over a weighted-average period of approximately 2.7 years.

NOTE 10. INCOME TAXES AND TAX RECEIVABLE AGREEMENT
Overview of Income Taxes

Brilliant Earth Group, Inc. is taxed as a subchapter C corporation and is subject to federal and state income taxes. Brilliant Earth Group, Inc.'s sole material asset is its ownership interest in Brilliant Earth, LLC, which is a limited liability company that is taxed as a partnership for U.S. federal and certain state and local income tax purposes. Brilliant Earth, LLC’s net taxable income or loss and related tax credits are passed through to its members on a pro-rata basis and included in the member’s tax returns. The income tax burden on the earnings taxed to the non-controlling interest holders is not reported by the Company in its unaudited condensed consolidated financial statements under U.S. GAAP.

The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on those jurisdictions’ rules, generally after the income tax returns are filed.

Tax Provision and Deferred Tax Asset

In calculating the provision for interim income taxes in accordance with ASC Topic 740, Income Taxes, an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, Brilliant Earth Group, Inc. estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period. The Company's effective tax rate of 2.8% for the quarter ended March 31, 2022, differs from the U.S. federal statutory tax rate of 21% primarily due to income associated with the non-controlling interest, state tax expense and other permanent items.

The Company recorded net increases in deferred tax assets of $3.4 million during the three months ended March 31, 2022, with a corresponding increase to additional paid in capital, resulting from changes in the outside basis difference on Brilliant Earth's investment in LLC. The Company has determined it is more-likely-than-not that it will be able to realize this deferred tax asset in the future. The Company’s income tax provision was $0.1 million for the three months ended March 31, 2022. As the IPO occurred during the quarter ended September 30, 2021, and the Company had no business transactions or activities prior to the IPO, no amounts related to the provision for income taxes were recognized for the three months ended March 31, 2021.

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

The Company has recorded a liability under the tax receivable agreement of $6.6 million as of March 31, 2022. The tax receivable agreement provides for the payment of 85% of the amount of the tax benefits, if any, that Brilliant Earth is deemed to realize as a result of increases in the tax basis of its ownership in LLC related to exchanges of non-controlling interest for Class A common stock. $0.1 million expected to be paid within the next 12 months.

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

On August 26, 2021, Plaintiff Anna Lerman filed a complaint against the Company in California Superior Court for Ventura County. The complaint alleges, on behalf of a putative class, that the Company recorded telephone calls between the Company’s customers and its customer service representatives without the customers’ consent, in violation of the California Invasion of Privacy Act Sections 631 and
632.7. The plaintiff seeks statutory damages, injunctive relief, attorneys’ fees and costs, and other unspecified damages. The Company has obtained an extension of time to file a response, the time to file such response has not yet passed, and as of the date of this Quarterly Report on Form 10-Q, the Company has not responded to the complaint. The Company believes these claims have no merit, and intends to vigorously defend against this lawsuit, though there can be no assurance regarding its ultimate outcome. At this time, any liability related to the alleged claims is not currently probable or reasonably estimable.

Non-Income Related Taxes

The Company collects and remits sales and use taxes in a variety of jurisdictions across the U.S. The amounts payable to relevant sales and use tax authorities are accrued in the period incurred and presented on the balance sheet as a component of accrued expenses and other current liabilities.

Purchase Obligations

From time to time in the normal course of business, the Company will enter into agreements with suppliers or service providers. As of March 31, 2022, unconditional future minimum payments under agreements to purchase services primarily related to software maintenance and marketing and advertising spending. The Company does not have a material amount of purchase obligations from contracts with a remaining term in excess of 12 months.

Capital Commitments

The Company may enter into commitments to expand various locations, which generally include design, store construction and improvements. As of March 31, 2022, these commitments totaled $3.2 million related to the opening of new locations.

Letter of Credit

As of March 31, 2022, the Company has an unused letter of credit in the amount of $0.2 million, which was issued in lieu of a security deposit at one of its showroom locations. The certificate of deposit used to secure this letter of credit is recorded as restricted cash on the Company’s unaudited condensed consolidated balance sheets.

401K Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code, which provides for voluntary contributions from the Company and its employees. Contributions from the Company were $0.3 million and $0.2 million, for the three months ended March 31, 2022 and 2021, respectively.

NOTE 12. SUBSEQUENT EVENTS

The Company entered into 3 new lease agreements in additional locations in the U.S. for showrooms, where the Company had not yet taken physical possession of nor had control of the physical use of these leased properties, with future minimum aggregate rent payments totaling approximately $3.9 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our 2021 Form 10-K filed with the Securities and Exchange Commission (“SEC”), March 22, 2022. The following discussion and analysis reflects the historical results of operations and financial position of Brilliant Earth, LLC prior to the Reorganization Transactions on September 22, 2021 and that of Brilliant Earth Group, Inc. and its consolidated subsidiary, Brilliant Earth, LLC, following the completion of the Reorganization Transactions. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements.

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

We were founded in 2005 as an e-commerce company with an ambitious mission and a single showroom in San Francisco. We have rapidly scaled our business while remaining focused on our mission and elevating the omnichannel customer experience. Through our intuitive digital commerce platform and personalized individual appointments in our showrooms, we cater to the shopping preferences of tech-savvy next-generation consumers. We create an educational, joyful, and approachable experience that is unique in the jewelry industry. As of March 31, 2022, Brilliant Earth has sold to consumers in over 50 countries.

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

Below is a summary of our performance for the three months ended March 31, 2022:

•Net sales of $100.0 million, up 41.5% from $70.7 million for the three months ended March 31, 2021;
•Net income of $3.4 million, up 39.9% from $2.4 million for the three months ended March 31, 2021;
•Net income margin of 3.4%, compared to 3.4% for the three months ended March 31, 2021;
•Adjusted EBITDA of $8.4 million, up 28.8% from $6.5 million for the three months ended March 31, 2021; and
•Adjusted EBITDA margin of 8.4%, compared to 9.2% for the three months ended March 31, 2021.

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

Conversion of Class F, P and M Units at Time of IPO

At the time of the IPO, the existing limited liability company agreement of Brilliant Earth, LLC was amended and restated to, among other things, recapitalize all existing Class F, P and M Units in Brilliant Earth, LLC into 86,297,284 common LLC Units after applying a conversion ratio of 1.8588 with a further adjustment for a distribution threshold related to the M Units (which impacted their allocation of value so the economic effect of the exchange was a like-for-like value); the net conversion ratio was 1.8942, 1.9080 and 1.7735 for the Class F Units, P Units and M Units, respectively. The number of Class F, P and M Units presented in these unaudited condensed consolidated financial statements for periods prior to the IPO have been retroactively adjusted to reflect the conversion ratios (as discussed in the preceding sentence) similar to the presentation of a stock-split.

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

•Entered into a TRA with Brilliant Earth, LLC and the Continuing Equity Owners that provides for the payment by Brilliant Earth Group, Inc. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Brilliant Earth Group, Inc. actually realizes (or in some circumstances is deemed to realize) related to certain tax basis adjustments and payments made under the TRA.

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

The following summarizes the IPO and other transactions:

•Issued 9,583,332 shares of Class A common stock, including 1,249,999 shares of Class A common stock from the exercise of the underwriters' overallotment option, in exchange for net proceeds of approximately $101.6 million at $12.00 per share, less underwriting discount and offering expenses.

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

We believe expanding our number of showrooms will drive accelerated growth by increasing our average order value (“AOV”) compared to e-commerce orders, improving conversion in the showrooms’ metro regions compared to pre-opening conversion, and raising our brand awareness. As of March 31, 2022, we have 15 showroom locations. We intend to strategically open showrooms in the future, and we believe we can achieve broad national showroom coverage with far fewer locations than many traditional retailers. We rely on this highly efficient showroom model to complement our digital strategy and to continue to drive growth and profitability.

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

The following table sets forth our key performance indicators for the periods presented (amounts in thousands, except for total orders and AOV):

	Three months ended March 31,
	2022	2021	Change	% Change
Net Sales	$100,038	$70,696	29,342	41.5%
Total Orders	32,372	21,555	10,817	50.2%
AOV	$3,090	$3,280	$(190)	(5.8)%

Net Sales

Net sales is defined below in “Components of Results of Operations”.

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

We allow for certain returns within 30 days of when an order is available for shipment or pickup. We also provide one complimentary resizing for standard ring styles within 60 days of when an order is available for shipment or pickup, a lifetime manufacturing warranty (except on estate and vintage jewelry and center diamonds/gemstones), and a lifetime diamond upgrade program on all independently-graded natural diamonds. For an additional charge, we offer an in-house three-year extended service plan, which provides full inspection, cleaning, and certain repairs due to normal wear. We also offer an extended protection plan through a third-party that has terms ranging from two years to lifetime that vary based on the item purchased.

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
Comparison of Three Months Ended March 31, 2022 and 2021

The following table sets forth our statements of operations for the three months ended March 31, 2022 and 2021, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended March 31,
	2022		2021		Period change
	Amount	Percent	Amount	Percent	Amount	Percent
Condensed consolidated statements of operations data:
Net sales	$100,038	100.0%	$70,696	100.0%	$29,342	41.5%
Cost of sales	49,922	49.9%	38,337	54.2%	11,585	30.2%
Gross profit	50,116	50.1%	32,359	45.8%	17,757	54.9%
Operating expenses:
Selling, general and administrative	44,816	44.8%	27,405	38.8%	17,411	63.5%
Income from operations	5,300	5.3%	4,954	7.0%	346	7.0%
Interest expense	(1,776)	(1.8)%	(1,926)	(2.7)%	150	(7.8)%
Other expense, net	(59)	(0.1)%	(620)	(0.9)%	561	(90.5)%
Net income before tax	3,465	3.5%	2,408	3.4%	1,057	43.9%
Income tax expense	(96)	(0.1)%	—	—%	(96)	*nm
Net income	3,369	3.4%	$2,408	3.4%	961	39.9%
Net income allocable to non-controlling interest	3,013	3.0%
Net income allocable to Brilliant Earth Group, Inc.	$356	0.4%

Amounts may not sum due to rounding
*nm - Not meaningful

Net Sales

Net sales for the three months ended March 31, 2022 increased by $29.3 million, or 41.5%, compared to the three months ended March 31, 2021. We experienced increases in net sales across our products, and in both domestic and international markets, primarily driven by a 50.2% increase in order volumes due to:
•continued efficiency of our customer acquisition and conversion activities;
•an increase in orders driven by strong omnichannel performance across the Company's products and new product collection releases; and
•the opening of new showrooms in Seattle (second quarter of 2021), Portland, Austin, Dallas and New York (third quarter of 2021) and Scottsdale (fourth quarter of 2021).

The increase in net sales was partially offset by a decline of 5.8% in AOV driven by an increase in sales of lower price point fine jewelry.

Gross Profit

Gross profit for the three months ended March 31, 2022 increased by $17.8 million, or 54.9%, compared to the three months ended March 31, 2021. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 432 basis points for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by our premium brand and differentiated product offerings, enhancements to our pricing engine and procurement efficiencies. Gross margin improvements were also due to reduced average platinum spot prices of 11.5%, partially offset by higher average gold spot prices of 4.9% for the period ended March 31, 2022 as compared to the three months ended March 31, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2022 increased by $17.4 million, or 63.5%. SG&A expenses as a percentage of net sales increased by 603 basis points for the period ended March 31, 2022 compared to the period ended March 31, 2021. The increase in SG&A expenses was driven by an increase in employment expense, marketing expenses and other general and administrative expenses, which increased by $7.4 million, $5.6 million and $4.4 million, respectively, from the period ended March 31, 2021 to the period ended March 31, 2022. The increase in employment expenses was driven by a $5.4 million increase in salaries and wages, payroll taxes and other benefits expense due to the addition of corporate and showroom staff and a $2.0 million increase in equity-based compensation. The increase in marketing expenses was driven by increased investments in marketing and advertising to increase brand awareness and support strategic growth initiatives. The increase in other general and administrative expenses was principally driven by a $1.2 million increase in public company operating costs, $1.0 million in merchant bank fees, packaging supplies and other variable expenses due to revenue growth, and $0.8 million additional rent and pre-opening expenses from the opening of new showrooms.

Interest Expense

Interest expense for the three months ended March 31, 2022 decreased by $0.2 million, or 7.8%, primarily due to a decrease in the interest rate during the first quarter of 2022 as compared to the first quarter of 2021 pursuant to the third amendment of the Term Loan Agreement which reduced the variable interest rate from 8.25% to 7.75%; and the LIBOR floor from 1.00% to 0.50% .

Other Expense, net

Other expense, net for the three months ended March 31, 2022 decreased by $0.6 million, or 90.5% due to a $0.6 million expense related to the change in the fair market value of warrants recognized during the first quarter of 2021.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are included in this Quarterly Report on Form 10-Q because they are non-GAAP financial measures used by management and our board of directors to assess our financial performance. We define Adjusted EBITDA as net income excluding interest expense, income taxes, depreciation expense, amortization of cloud-based software implementation costs, equity-based compensation expense, showroom pre-opening expense, certain non-operating expenses and income, and other unusual and/or infrequent costs, which we do not consider in our evaluation of ongoing operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA calculated as a percentage of net sales. These non-GAAP financial measures provide users of our financial information with useful information in evaluating our operating performance and exclude certain items from net income that may vary substantially in frequency and magnitude from period to period. These non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of Adjusted EBITDA and Adjusted EBITDA margin to its most directly comparable GAAP financial measure, net income and net income margin, are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items, and may include other expenses, costs and non-recurring items.

The following table presents a reconciliation of net income and net income margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented (amounts in thousands):

	Three months ended March 31,
	2022	2021
Net income	$3,369	$2,408
Interest expense	1,776	1,926
Income tax expense	96	—
Depreciation expense	349	164
Showroom pre-opening expense	475	163
Equity-based compensation expense	2,104	93
Other expense, net (1)	59	620
Transaction costs and other expense (2)	146	1,129
Adjusted EBITDA	$8,374	$6,503
Net income margin	3.4%	3.4%
Adjusted EBITDA margin	8.4%	9.2%
(1)     Other expense, net for the three months ended March 31, 2021 consisted primarily of the change in fair value of the warrant liability necessary to mark our warrants to fair market value. Additionally, these expenses for all periods presented include losses on exchange rates on consumer payments, partially offset by interest and other miscellaneous income.
(2)     These expenses are those that we did not incur in the normal course of business. These expenses for all periods presented include professional fees in connection with the evaluation and preparation for operations as a public company. Additionally, the expense also includes one-time costs associated with the opening of a new operations facility for the period ended March 31, 2021.

Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to LLC members, debt service, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, and borrowings under our Term Loan. We have historically had negative working capital driven by our high inventory turns and typical collection of payment from customers prior to payment of suppliers. As of March 31, 2022, we had a cash balance, excluding restricted cash, of $164.9 million, working capital, excluding cash, of ($68.1) million, and a Term Loan with a principal balance of $65.0 million, excluding unamortized debt issuance costs of $1.1 million, of which $23.9 is classified as long-term.

We lease our showrooms and headquarters office space under operating leases pursuant to which $2.6 million is due in the year ending December 31, 2022. Total future lease payments as of March 31, 2022 are $26.7 million.

In the three months ended March 31, 2022, the Company declared and paid $6.9 million of distributions to, or on behalf of, members associated with their estimated income tax obligations. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

Notwithstanding our obligations under the TRA discussed below, we believe that our current sources of liquidity, which include cash, and net cash provided by operating activities, will be sufficient to meet our projected operating, debt service, and tax distribution requirements for at least the next 12 months. We have capital commitments of $3.2 million related to the opening of new locations as of March 31, 2022, and we have $41.1 million of principal repayments due in 2022 and $23.9 million of principal due in 2023 on our Term Loan. As further described below, we have an additional final payment of $3.2 million due in 2023 on our Term Loan.

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

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Net cash provided by operating activities	$182	$6,871
Net cash used in investing activities	(1,283)	(546)
Net cash used in financing activities	(6,874)	(75)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,975)	6,250
Cash, cash equivalents and restricted cash at beginning of period	173,070	66,474
Cash, cash equivalents and restricted cash at end of period	$165,095	$72,724

Operating Activities

Net cash provided by operating activities was $0.2 million for the three months ended March 31, 2022, consisting of $3.4 million in net income adjusted for $3.5 million in non-cash expense addbacks, primarily comprised of equity based compensation, depreciation, non-cash operating lease cost and amortization of debt issuance costs, offset by a $6.7 million decrease from changes in assets and liabilities related to operating activities. The change in assets and liabilities related to operating activities, which is the result of our revenue growth, primarily reflects a $4.7 million increase in deferred revenue, and offset by $11.4 million decrease in accounts payable, accrued expenses and other current liabilities, operating lease liabilities and an increase in inventories, prepaid expenses and other current assets and other assets.

Net cash provided by operating activities was $6.9 million for the three months ended March 31, 2021, consisting of a net income of $2.4 million adjusted for $1.2 million in non-cash addbacks, plus a $3.2 million increase from changes in assets and liabilities related to operating activities. The change in assets and liabilities related to operating activities primarily reflects a $8.1 million increase resulting from an increase in deferred revenue and deferred rent, offset by $4.8 million decrease in accounts payable and accrued expenses and other current liabilities and an increase in inventories, other assets and prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities was $1.3 million for the three months ended March 31, 2022, which primarily consisted of purchases of property and equipment related to new facilities leased during the period.

Net cash used in investing activities was $0.5 million for the three months ended March 31, 2021, which primarily consisted of purchases of property and equipment related to new facilities leased during the period.

Financing Activities

Net cash used in financing activities was $6.9 million for the three months ended March 31, 2022 related to tax distributions pursuant to the LLC Agreement.

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2021 due to the tax paid distributions to members prior to the Reorganization Transactions.

Term Loan Agreement

On September 30, 2019, we entered into a Loan and Security Agreement with Runway Growth Finance Corp. (f/k/a Runway Growth Credit Fund Inc.) (“Runway”) which provided for a first tranche of loans in an aggregate principal amount up to $35.0 million available immediately and a second tranche of loans in an aggregate principal amount up to $5.0 million (“Original Term Loan”). On December 17, 2020, the Original Term Loan was amended to add a commitment for supplemental second tranche loans in the aggregate amount of up to $30.0 million (the “First Amendment”). On August 6, 2021, the Original Term Loan was amended to permit (1) a transfer of $1.0 million to the Brilliant Earth Foundation, and (2) additional amounts up to 5.00% of our annual net profits thereafter provided that there is not an event of default that has not been cured (the “Second Amendment”). On August 29, 2021, the Original Term Loan was amended to, among other matters, permit the Reorganization Transactions to be consummated by us in connection with the Up-C structure, and reduce the interest rate of the Term Loan (the “Third Amendment”, and the Original Term Loan, as amended by the First Amendment, the Second Amendment, and the Third Amendment, the “Term Loan”). The maturity date of the Term Loan is October 15, 2023, and as of March 31, 2022, we complied with all covenants under the Term Loan.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in the Annual Report.

Critical Accounting Policies and Estimates

In preparing our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q in conformity with U.S. GAAP, we must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and business valuations. Actual amounts could differ from those estimated at the time the unaudited condensed consolidated financial statements are prepared.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2021 annual report on Form 10-K and the notes to the audited consolidated financial statements appearing elsewhere in the 2021 annual report on form 10-K. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 annual report on Form 10-K.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2, Recent accounting pronouncements in these unaudited condensed consolidated financial statements and related notes thereto.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that, among other reporting exemptions, an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2) (B) of the Securities Act for complying with new or revised accounting standards. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Interest on our term loan is based on a fixed rate of 7.75% plus LIBOR with a floor of 0.50% per annum. A 10.00% change in interest rates would not result in a material change to the annual interest expense.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, unaudited condensed consolidated financial condition or results of operations.

On August 26, 2021, Plaintiff Anna Lerman filed a complaint against the Company in California Superior Court for Ventura County. The complaint alleges, on behalf of a putative class, that the Company recorded telephone calls between the Company’s customers and its customer service representatives without the customers’ consent, in violation of the California Invasion of Privacy Act Sections 631 and
632.7. The plaintiff seeks statutory damages, injunctive relief, attorneys’ fees and costs, and other unspecified damages. The Company has obtained an extension of time to file a response, the time to file such response has not yet passed, and as of the date of this Quarterly Report on Form 10-Q, the Company has not responded to the complaint. We believe these claims have no merit, and intends to vigorously defend against this lawsuit, though there can be no assurance regarding its ultimate outcome. At this time, any liability related to the alleged claims is not currently probable or reasonably estimable.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 22, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

On September 22, 2021, the Company issued (i) 35,542,035 shares of Class B common stock of the Company, par value $0.0001 per share, to Mainsail Partners III, L.P., a Delaware limited partnership, Mainsail Incentive Program, LLC, a Delaware limited liability company, Mainsail Co-Investors III, L.P., a Delaware Limited Partnership and the Members (as defined in the Amended and Restated Limited Liability Company Agreement of Brilliant Earth, LLC, dated September 22, 2021), on a one-to-one basis equal to the number of common membership interests of the LLC it owns, in exchange for nominal consideration and (ii) 49,119,976 shares of Class C common stock of the Company, par value $0.0001 per share, to Just Rocks, Inc., a Delaware corporation, on a one-to-one basis equal to the number of common membership interests of the LLC it owns, in exchange for nominal consideration (the “Exchange”).

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

Use of Proceeds

On September 27, 2021, we completed the IPO of shares of our Class A common stock, in which we issued and sold 9,583,332 shares of our Class A common stock, including the full exercise by the underwriters of the offering of their option to purchase 1,249,999 shares, at a price to the public of $12.00 per share. We raised net proceeds to us of approximately $101.6 million, after deducting the underwriting discount and offering expenses of $13.4 million. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333- 259164), as amended (the “Registration Statement”), declared effective by the SEC on September 22, 2021. J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Jefferies LLC and Cowen and Company, LLC acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The net proceeds of the IPO were used to purchase 8,333,333 LLC Units from Brilliant Earth, LLC and 1,249,999 LLC Units in the form of a redemption from the Continuing Equity Owners at a price per unit equal to the IPO price of $11.22 per share after deducting the underwriting discount. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Prospectus dated September 22, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Brilliant Earth Group, Inc.	8-K	001-40836	3.1	9/27/2021
3.2	Amended and Restated Bylaws of Brilliant Earth Group, Inc.	8-K	001-40836	3.2	9/27/2021
4.1	Specimen Stock Certificate evidencing shares of Class A Common Stock	S-1/A	001-40836	4.1	9/14/2021
10.1	Amended and Restated Limited Liability Company Agreement of Brilliant Earth, LLC, dated as of September 22, 2021.	8-K	001-40836	10.1	9/27/2021
10.2	Tax Receivable Agreement, dated as of September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and its Members.	8-K	001-40836	10.2	9/27/2021
10.3	Registration Rights Agreement, dated September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and its Original Equity Owners.	8-K	001-40836	10.3	9/27/2021
10.4	Stockholders Agreement, dated September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and the Original Members.	8-K	001-40836	10.4	9/27/2021
10.5	Offer letter, dated as of September 22, 2021, by and between Brilliant Earth Group, Inc. and Beth Gerstein.	8-K	001-40836	10.5	9/27/2021
10.6	Offer letter, dated as of September 22, 2021, by and between Brilliant Earth Group, Inc. and Eric Grossman.	8-K	001-40836	10.6	9/27/2021
10.7	Offer letter, dated as of September 22, 2021, by and between Brilliant Earth Group, Inc. and Jeffrey Kuo.	8-K	001-40836	10.7	9/27/2021
10.8	Brilliant Earth Group, Inc. 2021 Incentive Award Plan.	S-8	333-259736	99.1	9/23/2021
10.9	Brilliant Earth Group, Inc. 2021 Employee Stock Purchase Plan.	S-8	333-259736	99.2	9/23/2021
10,10	Form of Brilliant Earth, LLC Unit Restriction Agreement (Class M Units).	S-1/A	001-40836	10.9	9/14/2021
10.11	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	001-40836	10.11	9/14/2021
10.12	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	001-40836	10.12	9/14/2021
10.13	Non-Employee Director Compensation Program.	S-1/A	001-40836	10.14	9/14/2021
10.14	Form of Indemnification Agreement.	S-1/A	001-40836	10.15	9/14/2021
10.15†	Second Amendment to Loan and Security Agreement, dated as of August 6, 2021, by and among Brilliant Earth, LLC, the Lenders party thereto and Runway Growth Credit Fund Inc., as Agent.
10.16†	Third Amendment to Loan and Security Agreement, dated as of August 29, 2021, by and among Brilliant Earth, LLC, the Lenders party thereto and Runway Growth Finance Corp. (f/k/a Runway Growth Credit Fund Inc.), as Agent.	S-1/A	001-40836	10.4	9/14/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certificati3on of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.
**	Furnished herewith.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). Brilliant Earth agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brilliant Earth Group, Inc.

May 12, 2022            By:/s/ Jeffrey Kuo
Jeffrey Kuo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)