Form 10-Q
period 2022-06-30
Brilliant Earth Group, Inc.
filed 2022-08-12
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2022, there were 10,835,394 shares of the registrant's Class A common stock, $0.0001 par value per share, outstanding, 35,399,590 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding, 49,119,976 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding and no shares of the registrant’s Class D common stock, $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures, and debt service obligations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms, such as “anticipate,” “believe,” “contemplates,” “continues,” “could,” “estimate,” “evolve,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “strategy,” “target,” “will,” or “would,” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to: risks related to our rapid growth in recent years and limited operating experience; our ability to manage growth effectively; risks related to increases in costs of diamonds, other gemstones and precious metals; our ability to maintain a low cost of production and distribution; fluctuations in the pricing and supply of diamonds, other gemstones, and precious metals, particularly responsibly sourced natural and lab-grown diamonds and recycled precious metals such as gold, increases in labor costs for manufacturing such as wage rate increases, as well as inflation, and energy prices; our ability to cost-effectively turn existing customers into repeat customers or to acquire new customers; risks related to our expansion plans in the U.S.; risks related to an overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, governmental instability, war or the threat of war, and natural disasters; our history of losses, and we may be unable to sustain profitability; our ability to compete in the fine jewelry retail industry; our ability to manage our inventory balances and inventory shrinkage; risks related to a decline in sales of Create Your Own rings; our ability to maintain and enhance our brand; risks related to the effectiveness of our marketing efforts; risks related to environmental, social, and governance matters impact on our business and reputation; risks related to our e-commerce and omnichannel business; our ability to effectively anticipate and respond to changes in consumer preferences and shopping patterns; risks related to our ability to predict future performance due to quarterly and annual fluctuations of our results of operations and operating cash flow; risks related to our dependence on distributions from Brilliant Earth, LLC to pay our taxes and expenses; risks related to our obligations under the Tax Receivable Agreement (as discussed below) and our organizational structure; and the other risks, uncertainties and the factors described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2022. Other sections of this Quarterly Report on Form 10-Q include additional factors that could adversely impact our business and financial performance.

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

Part I - Financial Information
Item 1. Financial Statements

Brilliant Earth Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$155,533	$172,865
Restricted cash	205	205
Inventories, net	35,344	24,743
Prepaid expenses and other current assets	9,759	8,178
Total current assets	200,841	205,991
Property and equipment, net	11,272	6,732
Deferred tax assets	8,298	4,407
Operating lease right of use assets	21,427	—
Other assets	1,729	601
Total assets	$243,567	$217,731

Liabilities and equity
Current liabilities:
Accounts payable	$10,555	$14,480
Accrued expenses and other current liabilities	35,455	28,756
Current portion of deferred revenue	22,476	18,818
Current portion of operating lease liabilities	3,025	—
Current portion of long-term debt	3,250	30,789
Total current liabilities	74,761	92,843

Long-term debt, net of debt issuance costs	61,000	32,789
Operating lease liabilities	21,399	—
Deferred rent	—	2,507
Payable pursuant to the Tax Receivable Agreement	6,541	3,775
Other long-term liabilities	112	2,979
Total liabilities	163,813	134,893

Commitments and contingencies (Note 11)

Equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, none issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value - 1,200,000,000 shares authorized; 10,835,394 and 9,614,523 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.0001 par value - 150,000,000 shares authorized; 35,357,593 and 35,658,013 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4	4
Class C common stock, $0.0001 par value - 150,000,000 shares authorized; 49,119,976 and 49,505,250 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	5	5
Class D common stock, $0.0001 par value - 150,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	6,749	6,865
Retained earnings	2,308	1,528
Equity attributable to Brilliant Earth Group, Inc.	9,067	8,403
NCI attributable to Brilliant Earth, LLC	70,687	74,435
Total equity	79,754	82,838
Total liabilities and equity	$243,567	$217,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brilliant Earth Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales	$108,809	$92,348	$208,847	$163,044
Cost of sales	50,988	47,587	100,910	85,924
Gross profit	57,821	44,761	107,937	77,120
Operating expenses:
Selling, general and administrative	52,145	32,409	96,961	59,814
Income from operations	5,676	12,352	10,976	17,306
Interest expense	(1,146)	(1,948)	(2,922)	(3,874)
Other expense, net	(49)	(1,927)	(108)	(2,547)
Loss on extinguishment of debt	(617)	—	(617)	—
Income before tax	3,864	8,477	7,329	10,885
Income tax expense	(113)	—	(209)	—
Net income	3,751	$8,477	7,120	$10,885
Net income allocable to non-controlling interest	3,327		6,340
Net income allocable to Brilliant Earth Group, Inc.	$424		$780

Earnings per share:
Basic	$0.04		$0.07
Diluted	$0.03		$0.06
Weighted average shares of common stock outstanding:
Basic	10,810,627		10,412,922
Diluted	96,208,702		96,386,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brilliant Earth Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED UNITS AND EQUITY/ MEMBERS’ (DEFICIT)
(Unaudited and in thousands except share amounts)

	Brilliant Earth, LLC
	Class P Units		Class F		Class M		Class F Units and Class M Units
	Total Units	Total Amounts	Total Units	Total Amounts	Total Units	Total Amounts	Total Units	Total Amounts
Balance, March 31, 2021	32,435,595	$147,055	50,232,863	$(164,090)	2,863,012	$393	53,095,875	$(163,697)
Tax distributions to members	—	(8,626)	—	(9,900)	—	—	—	(9,900)
Vested Class M Units	—	—	—	—	139,312	—	139,312	—
Equity-based compensation	—	—	—	—	—	95	—	95
Net income	—	3,311	—	5,166	—	—	—	5,166
Adjustment of redeemable convertible preferred units to redemption value	—	109,006	—	(109,006)	—	—	—	(109,006)
Balance, June 30, 2021	32,435,595	$250,746	50,232,863	$(277,830)	3,002,324	$488	53,235,187	$(277,342)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock					Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Equity
Balance, March 31, 2022	10,708,456	$1	35,326,696	$4	49,119,976	$5	$7,339	$1,884	$9,233	84,446,672	$72,809	$82,042
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(8,100)	(8,100)
Conversion of Class B and Class C to Class A common stock	110,000	—	(110,000)	—	—	—	—	—	—	(110,000)	—	—
RSU vesting during period	16,938	—	—	—	—	—	—	—	—	—	—	—
LLC Units vesting during period	—	—	140,897	—	—	—	—	—	—	140,897	—	—
Increase in deferred tax asset from step-up tax basis related to redemption of LLC Units and set-up of TRA liability	—	—	—	—	—	—	(87)	—	(87)	—	—	(87)
Equity-based compensation	—	—	—	—	—	—	2,079	—	2,079	—	69	2,148
Net income	—	—	—	—	—	—	—	424	424	—	3,327	3,751
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(2,582)	$—	(2,582)	—	2,582	—
Balance, June 30, 2022	10,835,394	$1	35,357,593	$4	49,119,976	$5	$6,749	$2,308	$9,067	84,477,569	$70,687	$79,754
The accompanying notes are an integral part of these condensed consolidated financial statements.

Brilliant Earth Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED UNITS AND EQUITY/ MEMBERS’ (DEFICIT)
(Unaudited and in thousands except share amounts)

	Brilliant Earth, LLC
	Class P Units		Class F		Class M		Class F Units and Class M Units
	Total Units	Total Amounts	Total Units	Total Amounts	Total Units	Total Amounts	Total Units	Total Amounts
Balance, January 1, 2021	32,435,595	$66,327	50,232,863	$(85,695)	2,537,791	$300	52,770,654	$(85,395)
Tax distributions to members	—	(8,655)	—	(9,946)	—	—	—	(9,946)
Vested Class M Units	—	—	—	—	464,533	—	464,533	—
Equity-based compensation	—	—	—	—	—	188	—	188
Net income	—	4,252	—	6,633	—	—	—	6,633
Adjustment of redeemable convertible preferred units to redemption value	—	188,822	—	(188,822)	—	—	—	(188,822)
Balance, June 30, 2021	32,435,595	$250,746	50,232,863	$(277,830)	3,002,324	$488	53,235,187	$(277,342)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock					Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Equity
Balance, January 1, 2022	9,614,523	$1	35,658,013	$4	49,505,250	$5	$6,865	$1,528	$8,403	85,163,263	$74,435	$82,838
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(14,974)	(14,974)
Conversion of Class B and Class C to Class A common stock	1,163,914	—	(778,640)	—	(385,274)	—	—	—	—	(1,163,914)	—	—
RSU vesting during period	56,957	—	—	—	—	—	—	—	—	—	—	—
LLC Units vesting during period	—	—	478,220	—	—	—	—	—	—	478,220	—	—
Increase in deferred tax asset from step-up tax basis related to redemption of LLC Units and set-up of TRA liability	—	—	—	—	—	—	518	—	518	—	—	518
Equity-based compensation	—	—	—	—	—	—	4,107	—	4,107	—	145	4,252
Net income	—	—	—	—	—	—	—	780	780	—	6,340	7,120
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(4,741)	$—	(4,741)	—	4,741	—
Balance, June 30, 2022	10,835,394	$1	35,357,593	$4	49,119,976	$5	$6,749	$2,308	$9,067	84,477,569	$70,687	$79,754
The accompanying notes are an integral part of these condensed consolidated financial statements.

Brilliant Earth Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six months ended June 30,
	2022	2021
Operating activities
Net income	$7,120	$10,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	747	321
Equity-based compensation	4,252	188
Non-cash operating lease cost	1,462	—
Change in fair value of warrants	—	2,446
Amortization of debt issuance costs	452	851
Loss on extinguishment of debt	617	—
Other	(56)	(24)
Changes in assets and liabilities:
Inventories	(10,544)	(3,579)
Prepaid expenses and other current assets	(1,945)	(980)
Other assets	(665)	(253)
Accounts payable, accrued expenses and other current liabilities	461	369
Deferred revenue	3,580	9,253
Operating lease liabilities	(608)	—
Deferred rent	—	733
Net cash provided by operating activities	4,873	20,210
Investing activities
Purchases of property and equipment	(4,068)	(2,646)
Net cash used in investing activities	(4,068)	(2,646)
Financing activities
Proceeds received from Silicon Valley Bank term loan facility	65,000	—
Repayment of Runway term loan	(58,158)	—
Principal payments on Runway term loan	(6,842)	—
Final payment and prepayment penalty on Runway term loan	(2,408)	—
Payments of debt issuance costs	(755)	—
Tax distributions to members	(14,974)	(18,601)
Payments of deferred offering costs	—	(231)
Net cash used in financing activities	(18,137)	(18,832)
Net decrease in cash, cash equivalents and restricted cash	(17,332)	(1,268)
Cash, cash equivalents and restricted cash at beginning of period	173,070	66,474
Cash, cash equivalents and restricted cash at end of period	$155,738	$65,206
Non-cash investing and financing activities
Right-of-use assets and operating lease liabilities	$3,716	$—
Deferred tax assets associated with redemption of LLC Units	3,891	—
TRA Obligation associated with redemption of LLC Units	3,373	—
Purchases of property and equipment included in accounts payable and accrued liabilities	1,219	117
Credit to APIC related to redemption of LLC Units	518	—
Debt issuance costs included in accounts payable and accrued liabilities	487	—
Deferred offering costs included in accounts payable and accrued liabilities	—	1,379
Adjustment of redeemable convertible preferred units to redemption value	—	188,822
Supplemental information
Cash paid for interest	$2,414	$3,033
Cash paid for taxes	$191	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

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

The Company designs, procures and sells ethically-sourced diamonds, gemstones and jewelry online and through showrooms operated in twenty locations within the United States (“U.S.”) as of June 30, 2022. Co-headquarters are located in San Francisco, California and Denver, Colorado.

The Company operates in one operating and reporting segment which is the retail sale of diamonds, gemstones and jewelry. Over 90% of sales are to customers in the U.S.; sales to non-U.S. customers immediately settle in U.S. dollars and no cash balances are carried in foreign currencies. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer (“CEO”), reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021 contained in the 2021 Form 10-K.
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

The non-controlling interest on the unaudited condensed consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in Brilliant Earth, LLC held by the Continuing Equity Owners. The non-controlling interest on the unaudited condensed consolidated balance sheets represent the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of June 30, 2022, the non-controlling interest was 88.6%. At the end of each reporting period, equity related to Brilliant Earth, LLC that is attributable to Brilliant Earth Group, Inc. and Continuing Equity Owners is rebalanced to reflect Brilliant Earth Group, Inc.'s and Continuing Equity Owners' ownership in Brilliant Earth, LLC.

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

At June 30, 2022, there were no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

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

The following table provides a reconciliation of cash and cash equivalents, and restricted cash from the unaudited condensed consolidated balance sheets to the statements of cash flows for the periods ended June 30, 2022, December 31, 2021, and June 30, 2021 (in thousands):

	June 30,	December 31,	June 30,
	2022	2021	2021
Cash and cash equivalents	$155,533	$172,865	$65,001
Restricted cash	205	205	205
Total	$155,738	$173,070	$65,206

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

The following table discloses total net sales by geography for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
United States	$102,232	$85,995	$195,998	$151,995
International	6,577	6,353	12,849	11,049
Total net sales	$108,809	$92,348	$208,847	$163,044

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

Contract Balances

Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred. Deferred revenue also includes payments on the Company’s three-year extended service plan that customers have elected to purchase. As of June 30, 2022 and December 31, 2021, total deferred revenue was $22.6 million and $19.0 million, respectively, of which $0.1 million and $0.2 million, respectively, were included within other long-term liabilities in the unaudited condensed consolidated balance sheets. During the six months ended June 30, 2022 and 2021, the Company recognized $18.1 million and $10.2 million of revenue, respectively, that was deferred as of December 31, 2021 and December 31, 2020, respectively.

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

As of June 30, 2022 and December 31, 2021, refund liabilities balances were $1.5 million and $2.3 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, returns asset balances were $0.7 million and $1.1 million, respectively, and are included within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets. See Note 5, Accrued Expenses and Other Current Liabilities, for further discussion.

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

Marketing, Advertising and Promotional Costs

Marketing, advertising and promotional costs are expensed as incurred and totaled approximately $23.5 and $16.3 million, for the three months ended June 30, 2022 and 2021, respectively and $43.5 and $30.7 million, for the six months ended June 30, 2022 and 2021, respectively.

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

Uncertainty in income taxes is accounted for using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the unaudited condensed consolidated statements of operations. As of June 30, 2022, no uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

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

Basic and diluted earnings per share of common stock for the three and six months ended June 30, 2022 have been computed as follows (in thousands, except share and per share amounts):

Numerator:	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net income attributable to Brilliant Earth Group, Inc., BASIC	$424	$780
Add: Net income impact from assumed redemption of all LLC Units to common stock	3,327	6,340
Less: Income tax expense on net income attributable to NCI	(850)	(1,603)
Net income attributable to Brilliant Earth Group, Inc., after adjustment for assumed conversion, DILUTED	$2,901	$5,517

Denominator:
Weighted average shares of common stock outstanding, BASIC	10,810,627	10,412,922
Dilutive effects of:
Vested LLC Units that are exchangeable for common stock	84,404,337	84,630,379
LLC Units and RSUs	993,738	1,343,561
Weighted average shares of common stock outstanding, DILUTED	96,208,702	96,386,862

BASIC earnings per share	$0.04	$0.07
DILUTED earnings per share	$0.03	$0.06

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

For the three and six months ended June 30, 2022, the dilutive impact of LLC Units convertible into common stock were included in the computation of diluted earnings per share under the if-converted method; the dilutive impact of unvested LLC Units and RSUs were included using the treasury stock method. For the three and six months ended June 30, 2022, the impact of 1,132,666 and 1,316,755, respectively, of shares underlying stock options, and 2,369,323 and 1,990,846, respectively, of RSUs have been excluded from the computation of earnings per share because such impact is anti-dilutive.

NOTE 4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Loose diamonds	$11,100	$9,013
Fine jewelry and other	24,447	15,990
Allowance for inventory obsolescence	(203)	(260)
Total inventories, net	$35,344	$24,743

The allowance for inventory obsolescence consists of the following (in thousands):

	June 30,	June 30,
	2022	2021
Balance at beginning of period	$(260)	$(242)
Change in allowance for inventory obsolescence	57	24
Balance at end of period	$(203)	$(218)

As of June 30, 2022 and December 31, 2021, the Company had $21.3 million and $16.9 million, respectively, in consigned inventory held on behalf of suppliers which is not recorded in the unaudited condensed consolidated balance sheets.

NOTE 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued vendor expenses	$10,625	$9,563
Inventory received not billed	10,180	4,648
Accrued payroll expenses	3,876	4,498
Sales and other tax payable accrual	3,055	4,229
Provision for sales returns and allowances	1,546	2,338
Other	6,173	3,480
Total accrued expenses and other current liabilities	$35,455	$28,756

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue. Activity for the six months ended June 30, 2022 and 2021 was as follows (in thousands):

	June 30,	June 30,
	2022	2021
Balance at beginning of period	$2,338	$2,341
Provision	10,817	10,547
Returns and allowances	(11,609)	(11,559)
Balance at end of period	$1,546	$1,329

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

As of June 30, 2022, no renewal option periods were included in the estimated minimum lease terms as the options were not deemed to be reasonably certain to be exercised. The Company expends cash for leasehold improvements to build out and equip for its leased premises. Generally, a portion of the leasehold improvements costs are reimbursed by the landlords as tenant improvement allowances pursuant to agreed-upon terms in the lease agreements. Tenant improvement allowances are recorded as part of the lease liability on the unaudited condensed consolidated balance sheet and are amortized on a straight-line basis over the lease term. Operating leases with fixed minimum rent payments are recognized on a straight-line basis over the lease term starting on the date the Company takes possession of the leased property.

Total operating lease ROU assets and lease liabilities were as follows (in thousands):

Assets	Classification	As of June 30, 2022
Operating ROU assets at cost	Operating lease right of use assets	$22,889
Accumulated amortization	Operating lease right of use assets	(1,462)
Net book value		$21,427

Liabilities	Classification	As of June 30, 2022
Current:
Operating leases	Current portion of operating lease liabilities	$3,025
Noncurrent:
Operating leases	Operating lease liabilities	21,399
Total lease liabilities		$24,424

Total operating lease costs were as follows (in thousands):

	Classification	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Operating lease costs	Selling, general and administrative expense	$1,054	$1,978

The maturity analysis of the operating lease liabilities under long-term non-cancelable operating leases, where the Company has taken physical possession of or has control of the physical use of these leased properties, as of June 30, 2022 was as follows (in thousands):

Amount
For the six months ending December 31, 2022	$1,743
Years ending December 31,
2023	4,549
2024	4,392
2025	4,341
2026	3,989
2027	2,478
Thereafter	7,259
Total minimum lease payments	28,751
Less: imputed interest	(4,327)
Net present value of operating lease liabilities	24,424
Less: current portion	(3,025)
Long-term portion	$21,399

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate on long-term leases as of June 30, 2022 (in thousands):

Weighted-average remaining lease term - operating leases	5.7 years
Weighted-average discount rate - operating leases	4.2%

ROU assets and lease obligations recognized upon adoption of ASC 842 on January 1, 2022:
ROU assets	$19,173
Operating lease obligations	$(21,316)

Supplemental cash flow information related to operating leases as of June 30, 2022 is as follows:
Cash paid for amounts included in lease liabilities for the six months ended June 30, 2022:
Operating cash flows from operating leases	$2,253

ROU assets obtained in exchange for new operating lease liabilities	$3,716

NOTE 7. LONG-TERM DEBT

The following table summarizes the net carrying amount of long-term debt as of June 30, 2022 and December 31, 2021, net of debt issuance costs (in thousands):

	June 30, 2022			December 31, 2021
	Outstanding principal	Debt issuance costs	Net carrying amount	Outstanding principal	Debt issuance costs	Net carrying amount
Term loan	$65,000	$(750)	$64,250	$65,000	$(1,422)	$63,578
Total debt	$65,000	$(750)	$64,250	$65,000	$(1,422)	$63,578

Current portion	$3,250	$—	$3,250	$30,789	$—	$30,789
Long term	61,750	(750)	61,000	34,211	(1,422)	32,789
Total debt	$65,000	$(750)	$64,250	$65,000	$(1,422)	$63,578

Term Loan Agreement - Runway Growth Credit Finance Corp.

On September 30, 2019, we entered into a Loan and Security Agreement with Runway Growth Finance Corp. (f/k/a Runway Growth Credit Fund Inc.) (“Runway”) which, as subsequently amended, provided for up to $65.0 million of borrowings (as subsequently amended, the “Runway Term Loan”). The Runway Term Loan bore interest at a variable rate equal to LIBOR (at a floor of 0.50%) plus 7.75%. The Runway Term Loan was secured by substantially all of the assets of the Company and required us to comply with various affirmative and negative debt covenants.

In connection with the origination of the Runway Term Loan Agreement, a warrant for 333,333 Class P Units was issued. The warrants were converted upon exercise into 534,589 newly issued LLC Units on a net settlement basis, elected at the option of the holder.

The Company was required to make interest-only payments on the Runway Term Loan through April 15, 2022, at which time the Runway Term Loan began amortizing, with equal monthly payments of principal, which would fully amortize the principal amount of the Term Loan by October 15, 2023, plus interest being paid by the Company to Runway in consecutive monthly installments until October 15, 2023. The Term Loan carried a prepayment fee of 3.00% declining to 0.00% based on the anniversary date of payment, and a final payment fee equal to 4.50% of the principal amount repaid upon prepayment, plus $0.2 million.

On May 24, 2022, substantially concurrently with entry into the SVB Credit Agreement (as defined below) the Company repaid all outstanding amounts under the Runway Term Loan, totaling $58.2 million with proceeds from the SVB Credit Agreement. In connection with the repayment and termination of the Runway Term Loan, the Company was required to pay a 1% prepayment fee, plus a final payment fee. The Runway Term Loan was scheduled to mature on October 15, 2023.

Credit Agreement - Silicon Valley Bank

On May 24, 2022 (the “Closing Date”), Brilliant Earth, LLC, as borrower, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders entered into a credit agreement (the “SVB Credit Agreement”) which provides for a secured term loan credit facility of $65.0 million (the “SVB Term Loan Facility”) and a secured revolving credit facility in an amount of up to $40.0 million (the “SVB Revolving Credit Facility”, and together with the Term Loan Facility, the “SVB Credit Facilities”).

The SVB Credit Facilities were used to refinance existing indebtedness, pay related fees and expenses, and will be used from and after the Closing Date for working capital and general corporate purposes. The Credit Facilities mature on May 24, 2027 (the “SVB Maturity Date”).

The SVB Credit Facilities are secured by substantially all assets of Brilliant Earth, LLC and any of its future material subsidiaries, subject to customary exceptions. Brilliant Earth, LLC’s future material subsidiaries (subject to certain customary exceptions) will guarantee repayment of the SVB Credit Facilities.

Borrowings under the SVB Credit Facilities bear interest at either (a) a secured overnight financing rate plus an annual adjustment of 0.125%, plus an applicable margin of 2.25% to 2.75%, depending on the Consolidated Total Leverage Ratio, or an alternate base rate plus an applicable margin of 1.25% to 1.75%, depending on the Consolidated Total Leverage Ratio, each subject to a 0.00% floor. In addition, Brilliant Earth, LLC has agreed to pay a commitment fee on the first day of each quarter on the unused amount of the SVB Revolving Credit Facility, equal to 0.25% to 0.35% per annum depending on the Consolidated Total Leverage Ratio. The Consolidated Total Leverage Ratio is defined as the ratio, as of the last day of any four fiscal quarter period, of (a) Consolidated Total Indebtedness of the Company and its subsidiaries to (b) the Consolidated EBITDA for such period (each term as further defined in the Credit Agreement).

The SVB Term Loan Facility is required to be repaid on the last day of each calendar quarter (commencing on September 30, 2022), in an amount equal to 1.25% per quarter through June 30, 2024, 1.875% per quarter from September 30, 2024 through June 30, 2025, and 2.50% per quarter thereafter, with the balance payable on the SVB Maturity Date. The SVB Term Loan Facility is also subject to certain mandatory prepayment requirements in connection with asset sales, casualty events and debt incurrence, subject to customary exceptions.

The SVB Credit Facilities are subject to customary affirmative covenants and negative covenants as well as financial maintenance covenants. The financial covenants are tested at the end of each fiscal quarter, beginning with the quarter ending June 30, 2022, and requires that (a) the Company and its subsidiaries not have a Consolidated Fixed Charge Coverage Ratio (defined as the ratio of (i) Consolidated EBITDA, less cash taxes (including tax distributions), less certain capital expenditures, less cash dividends and other cash restricted payments, to (ii) the sum of cash interest expense and scheduled principal payments on outstanding debt (in each case, as further defined in the SVB Credit Agreement)) of less than 1.25:1.00, (b) the Company and its subsidiaries not have a Consolidated Total Leverage Ratio of more than 4.00 to 1.00, and (c) Brilliant Earth, LLC and its subsidiaries not have a Consolidated Borrower Leverage Ratio (defined substantially similar as Consolidated Total Leverage Ratio, but limited to Brilliant Earth, LLC and its subsidiaries) in excess of 3.00 to 1.00 (which level is subject to temporary increases to 4.00 to 1.00 in connection with certain acquisitions). As of June 30, 2022, the Company was in compliance with such covenants.

The effective interest rate on the long-term debt was 7.1% and 12.0% for the three months ended June 30, 2022 and 2021, respectively. Interest expense was $1.1 million, and $1.5 million for the three months ended June 30, 2022 and 2021, respectively; and the amortization of deferred issuance costs were immaterial for the three months ended June 30, 2022 and $0.4 million for the three months ended June 30, 2021, respectively.

The effective interest rate on the long-term debt was 9.07% and 12.02% for the six months ended June 30, 2022 and 2021, respectively. Interest expense was $2.4 million, and $3.0 million for the six months ended June 30, 2022 and 2021, respectively; and the amortization of deferred issuance costs was $0.5 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the aggregate future principal payments under the Term Loan Facility were as follows (in thousands):

Principal
For the six months ending December 31, 2022	$1,625
Years ending December 31,
2023	3,250
2024	4,062
2025	5,688
2026	6,500
2027	43,875
Total aggregate future principal payments	$65,000

NOTE 8. STOCKHOLDERS' AND MEMBERS' EQUITY

Summary Capitalization

The following summarizes the capitalization and voting rights of the Company’s classes of equity as of June 30, 2022 and December 31, 2021:

		June 30,	December 31,
		2022	2021
	Authorized	Issued & Outstanding		Votes per share	Economic Rights
Preferred stock	10,000,000	None	None

Common stock:
Class A	1,200,000,000	10,835,394	9,614,523	1	Yes
Class B	150,000,000	35,357,593	35,658,013	1	No
Class C	150,000,000	49,119,976	49,505,250	10	No
Class D	150,000,000	None	None	10	Yes

Common stock reserved for issuances:
Conversion of LLC Units		84,477,569	85,163,263
Unvested LLC Units		1,017,937	1,901,977
Unvested RSUs		2,934,622	1,377,728
Stock options		1,120,928	1,449,181

Common LLC Units		84,477,569	85,163,263	No	Yes

The Board of Directors is authorized to direct the Company to issue shares of preferred stock in one or more series and the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through June 30, 2022, no series of preferred stock have been issued.

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

The different classes of common stock as of June 30, 2022, were held as follows:

•10,835,394 shares of Class A common stock were issued in the IPO, through subsequent conversion of LLC Units, vesting of RSUs, and issued to non-affiliates;

•35,357,593 shares of Class B common stock are held by the Continuing Equity Owners excluding the Founders; and

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

Brilliant Earth, LLC

As of June 30, 2022, Brilliant Earth Group, Inc. holds a 11.4% economic interest in Brilliant Earth, LLC through its ownership of 10,835,394 LLC Units, but consolidates Brilliant Earth, LLC as sole managing member. The remaining 84,477,569 LLC Units representing an 88.6% interest are held by the Continuing Equity Owners and presented in the condensed consolidated financial statements as a non-controlling interest.

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

For the three and six months ended June 30, 2022, the Company caused Brilliant Earth, LLC to issue to the Company a vested total of 16,938 and 56,957 LLC Units for RSUs, respectively. The Company also caused Brilliant Earth Group, Inc. to issue 140,897 and 478,220 shares of Class B common stock to the Continuing Equity Owners associated with LLC units which vested during the three and six months ended

June 30, 2022, respectively. During the three and six months ended June 30, 2022, there were 110,000 and 778,640 shares of Class B common stock, respectively, and 0 and 385,274 shares of Class C common stock, respectively, converted to Class A common stock related to the Continuing Equity Owners. There were no stock options exercised during the three and six months ended June 30, 2022.

Distributions to Members Related to Their Income Tax Liabilities

As a limited liability company treated as a partnership for income tax purposes, Brilliant Earth, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the LLC Agreement, Brilliant Earth, LLC is required to distribute cash, to the extent that Brilliant Earth, LLC has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Brilliant Earth, LLC taxable earnings. Brilliant Earth, LLC makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. Such distributions totaled approximately $8.1 million and $18.5 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $15.0 million and $18.6 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

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

Under the 2021 Incentive Award Plan, 10,923,912 shares of common stock were reserved for issuance pursuant to a variety of equity-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, and other equity-based awards. In addition, 1,638,586 shares of Class A common stock were reserved for issuance under our Employee Stock Purchase Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Award Plan will be increased by an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the board of directors; provided, however, that no more than 81,929,342 shares of stock may be issued upon the exercise of incentive stock options. As of June 30, 2022, 7,287,380 shares of common stock are available for future grant under the 2021 Incentive Award Plan. All of the shares of Class A common stock reserved for issuance remain available. Vesting is subject to certain change in control provisions as provided in the award agreements. Under the 2021 Employee Stock Purchase Plan, 1,638,586 shares of common stock were reserved for sale pursuant to said plan. The number of shares initially reserved for issuance under the 2021 Employee Stock Purchase Plan will be increased by an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the board of directors; provided, however, that no more than 15,839,672 shares of stock may be issued under the 2021 Employee Stock Purchase Plan.

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

The following table summarizes the activity related to the Company’s RSUs for the six months ended June 30, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021, unvested	1,377,728	$13.15
Granted	1,832,197	$8.84
Vested	(56,957)	$12.13
Forfeited	(218,346)	$12.62
Balance as of June 30, 2022, unvested	2,934,622	$10.52

The fair value of the RSUs was based on the fair value of a Class A share of common stock at the time of grant. Total compensation expense for RSUs was approximately $1.8 million and $3.2 million, respectively, for the three and six months ended June 30, 2022, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. No tax benefit was associated with the equity-based compensation expense for RSUs.

The unamortized compensation cost related to RSUs of $27.4 million as of June 30, 2022 is expected to be recognized over a weighted-average period of approximately 3.42 years.

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

The following table summarizes the activity related to the outstanding and exercisable stock options:

	Number of options	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,612,133	$4.28
Forfeited	(491,205)	$4.29
Outstanding as of June 30, 2022	1,120,928	$4.28

Vested and exercisable as of June 30, 2022	539,094	$4.26
Unvested as of June 30, 2022	581,834	$4.29
Vested and expected to vest as of June 30, 2022	1,120,928	$4.28

As of June 30, 2022, the vested stock options did not have an aggregated intrinsic value as the exercise price exceeded the estimated fair market value of the stock options. The stock option awards have weighted average remaining contractual terms of 9.2 years.

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

Total compensation expense for stock options was approximately $0.3 million and $0.9 million, respectively, for the three and six months ended June 30, 2022, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of June 30, 2022, total compensation cost related to unvested option awards not yet recognized was $2.5 million and the weighted-average period over which the compensation is expected to be recognized is 2.6 years.

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

The following table summarizes the activity related to the unvested LLC Units for the six months ended June 30, 2022 and 2021:

	Number of LLC Units	Weighted average grant date fair value
Balance, December 31, 2021, unvested	1,901,977	$0.52
Forfeited	(489,780)	$0.21
Vested	(394,260)	$0.50
Balance, June 30, 2022, unvested	1,017,937	$0.67

	Number of LLC Units	Weighted average grant date fair value
Balance, December 31, 2020, unvested	1,485,946	$0.29
Granted	1,432,611	$0.53
Forfeited	(17,733)	$0.30
Vested	(443,691)	$0.36
Balance, June 30, 2021, unvested	2,457,133	$0.42

 The fair value of restricted LLC Units was based on the fair value of an unrestricted LLC Unit at the date of grant. Total compensation expense for unvested LLC Units recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations were approximately $0.1 million and $0.1 million for the three and six months ended June 30, 2022, respectively and approximately $0.1 million and $0.2 million, for the three and six months ended June 30, 2021, respectively.

The unamortized LLC Unit compensation cost of $0.6 million as of June 30, 2022 is expected to be recognized over a weighted-average period of approximately 2.5 years.

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

Tax Provision and Deferred Tax Asset

In calculating the provision for interim income taxes in accordance with ASC Topic 740, Income Taxes, an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, Brilliant Earth Group, Inc. estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period. The Company's effective tax rate of 2.9% for the six months ended June 30, 2022, differs from the U.S. federal statutory tax rate of 21% primarily due to income associated with the non-controlling interest, state tax expense and other permanent items.

The Company recorded net increases in deferred tax assets of $3.9 million during the six months ended June 30, 2022, with a corresponding increase to additional paid in capital, resulting from changes in the outside basis difference on Brilliant Earth's investment in LLC. The Company has determined it is more-likely-than-not that it will be able to realize this deferred tax asset in the future. The Company’s income tax provision was $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively. As the IPO occurred during the quarter ended September 30, 2021, and the Company had no business transactions or activities prior to the IPO, no amounts related to the provision for income taxes were recognized for the three and six months ended June 30, 2021.

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

The Company has recorded a liability under the tax receivable agreement of $7.1 million ($6.5 million recorded in the Payable pursuant to the Tax Receivable Agreement and $0.6 million recorded in Accrued expenses and other current liabilities) as of June 30, 2022. The tax receivable agreement provides for the payment of 85% of the amount of the tax benefits, if any, that Brilliant Earth is deemed to realize as a result of increases in the tax basis of its ownership in Brilliant Earth, LLC related to exchanges of non-controlling interest for Class A common stock. Of which, $0.6 million is expected to be paid within the next 12 months and was included within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.

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

Purchase Obligations

From time to time in the normal course of business, the Company will enter into agreements with suppliers or service providers. As of June 30, 2022, unconditional future minimum payments under agreements to purchase services primarily related to software maintenance and marketing and advertising spending. As of June 30, 2022, these commitments with a remaining term in excess of 12 months totaled $5.8 million.

Capital Commitments

The Company may enter into commitments to expand various locations, which generally include design, store construction and improvements. As of June 30, 2022, these commitments totaled $3.5 million related to the opening of new locations.

Letter of Credit

As of June 30, 2022, the Company has an unused letter of credit in the amount of $0.2 million, which was issued in lieu of a security deposit at one of its showroom locations. The certificate of deposit used to secure this letter of credit is recorded as restricted cash on the Company’s unaudited condensed consolidated balance sheets.

401(k) Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code, which provides for voluntary contributions from the Company and its employees. Contributions from the Company were $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively; and $0.4 million and $0.3 million for the six months ended June 30, 2021 and 2022, respectively.

NOTE 12. SUBSEQUENT EVENTS

The Company entered into 7 new lease agreements in additional locations in the U.S. for showrooms, where the Company had not yet taken physical possession of nor had control of the physical use of these leased properties, with future minimum aggregate rent payments totaling approximately $10.4 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our 2021 Form 10-K. The following discussion and analysis reflects the historical results of operations and financial position of Brilliant Earth, LLC prior to the Reorganization Transactions on September 22, 2021 and that of Brilliant Earth Group, Inc. and its consolidated subsidiary, Brilliant Earth, LLC, following the completion of the Reorganization Transactions. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our 2021 Form 10-K. We assume no obligation to update any of these forward-looking statements.

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

We were founded in 2005 as an e-commerce company with an ambitious mission and a single showroom in San Francisco. We have rapidly scaled our business while remaining focused on our mission and elevating the omnichannel customer experience. Through our intuitive digital commerce platform and personalized individual appointments in our showrooms, we cater to the shopping preferences of tech-savvy next-generation consumers. We create an educational, joyful, and approachable experience that is unique in the jewelry industry. As of June 30, 2022, Brilliant Earth has sold to consumers in over 50 countries.

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

Below is a summary of our performance for the three months ended June 30, 2022:

•Net sales of $108.8 million, up 17.8% from $92.3 million for the three months ended June 30, 2021;
•Net income of $3.8 million, down 55.8% from $8.5 million for the three months ended June 30, 2021;
•Net income margin of 3.4%, compared to 9.2% for the three months ended June 30, 2021;
•Adjusted EBITDA of $9.6 million, down 33.6% from $14.5 million for the three months ended June 30, 2021; and
•Adjusted EBITDA margin of 8.8%, compared to 15.7% for the three months ended June 30, 2021.

Below is a summary of our performance for the six months ended June 30, 2022:

•Net sales of $208.8 million, up 28.1% from $163.0 million for the six months ended June 30, 2021;
•Net income of $7.1 million, down 34.6% from $10.9 million for the six months ended June 30, 2021;
•Net income margin of 3.4%, compared to 6.7% for the six months ended June 30, 2021;
•Adjusted EBITDA of $18.0 million, down 14.3% from $21.0 million for the six months ended June 30, 2021; and
•Adjusted EBITDA margin of 8.6%, compared to 12.9% for the six months ended June 30, 2021.

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

We believe expanding our number of showrooms will drive accelerated growth by increasing our average order value (“AOV”) compared to e-commerce orders, improving conversion in the showrooms’ metro regions compared to pre-opening conversion, and raising our brand awareness. As of June 30, 2022, we have 20 showroom locations within the U.S.. We intend to strategically open showrooms in the future, and we believe we can achieve broad national showroom coverage with far fewer locations than many traditional retailers. We rely on this highly efficient showroom model to complement our digital strategy and to continue to drive growth and profitability.

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

Costs of Operating as a Public Company

The costs of operating as a public company are significant as we are now subject to the reporting, listing, and compliance requirements of various governing bodies and applicable securities laws and regulations that we were previously not subjected to as a privately-held company. These costs have been rapidly increasing over time as rules and regulations have become more complex. Since becoming a public company, compliance with rules and regulations has increased and may continue to increase our legal, financial, and technology compliance costs, and may make some activities more difficult, time-consuming, and costly. Remaining compliant and satisfying our obligations as a public company, while maintaining forecasted gross margins and operating results, and attracting and retaining qualified persons to serve on our board of directors, our board committees, or as our executive officers will be critical to our future success.

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

The following table sets forth our key performance indicators for the periods presented (amounts in thousands, except for total orders and AOV):

	Three months ended June 30,				Six months ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Net Sales	$108,809	$92,348	$16,461	17.8%	$208,847	$163,044	45,803	28.1%
Total Orders	35,366	28,323	7,043	24.9%	67,738	49,878	17,860	35.8%
AOV	$3,077	$3,261	$(184)	(5.6)%	$3,083	$3,269	$(186)	(5.7)%

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

Interest Expense

Interest expense primarily consists of interest incurred under the Runway Term Loan Agreement and the SVB Credit Facilities.

Other Expense, Net

Other expense, net in prior years consisted primarily of the change in fair value of the warrant liability necessary to mark our warrants to fair market value. The warrant liability was settled at the time of IPO.

Additionally, these expenses include losses on exchange rates on consumer payments, partially offset by interest and other miscellaneous income.

Results of Operations Data
The results of operations data in the following tables for the periods presented have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Comparison of Three Months Ended June 30, 2022 and 2021

The following table sets forth our statements of operations for the three months ended June 30, 2022 and 2021, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended June 30,
	2022		2021		Period change
	Amount	Percent	Amount	Percent	Amount	Percent
Condensed consolidated statements of operations data:
Net sales	$108,809	100.0%	$92,348	100.0%	$16,461	17.8%
Cost of sales	50,988	46.9%	47,587	51.5%	3,401	7.1%
Gross profit	57,821	53.1%	44,761	48.5%	13,060	29.2%
Operating expenses:
Selling, general and administrative	52,145	47.9%	32,409	35.1%	19,736	60.9%
Income from operations	5,676	5.2%	12,352	13.4%	(6,676)	(54.0)%
Interest expense	(1,146)	(1.1)%	(1,948)	(2.1)%	802	(41.2)%
Other expense, net	(49)	—%	(1,927)	(2.1)%	1,878	(97.5)%
Loss on extinguishment of debt	(617)	(0.6)%	—	—%	(617)	*nm
Net income before tax	3,864	3.6%	8,477	9.2%	(4,613)	(54.4)%
Income tax expense	(113)	(0.1)%	—	—%	(113)	*nm
Net income	3,751	3.4%	$8,477	9.2%	$(4,726)	(55.8)%
Net income allocable to non-controlling interest	3,327	3.1%
Net income allocable to Brilliant Earth Group, Inc.	$424	0.4%

Amounts may not sum due to rounding
*nm - Not meaningful
Net Sales

Net sales for the three months ended June 30, 2022 increased by $16.5 million, or 17.8%, compared to the three months ended June 30, 2021. We experienced increases in net sales across our products, and in both domestic and international markets, primarily driven by a 24.9% increase in order volumes due to:
•continued efficiency of our customer acquisition and conversion activities;
•an increase in orders driven by strong omnichannel performance across the Company's products and new product collection releases; and

•the opening of new showrooms.

The increase in net sales was partially offset by a decline of 5.6% in AOV driven by an increase in sales of wedding bands and lower price point fine jewelry.

Gross Profit

Gross profit for the three months ended June 30, 2022 increased by $13.1 million, or 29.2%, compared to the three months ended June 30, 2021. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 460 basis points for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by our premium brand and differentiated product offerings, enhancements to our pricing engine and procurement efficiencies. Gross margin improvements were also due to reduced average platinum spot prices of 19.3%, partially offset by higher average gold spot prices of 3.3% for the period ended June 30, 2022 as compared to the three months ended June 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2022 increased by $19.7 million, or 60.9% compared to the three months ended June 30, 2021. SG&A expenses as a percentage of net sales increased by 1,280 basis points for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021. The increase in SG&A expenses was driven by an increase in employment expenses, marketing expenses and other selling, general and administrative expense, which increased by $7.6 million, $7.2 million, and $4.9 million, respectively, from the quarter ended June 30, 2021 to the quarter ended June 30, 2022. The increase in employment expenses was driven by a $5.6 million increase in salaries and wages, payroll taxes and other benefits expense due to the addition of corporate and showroom staff and a $2.0 million increase in equity-based compensation. The increase in marketing expenses was driven by increased investments in marketing and advertising to increase brand awareness and support strategic growth initiatives. The increase in other general and administrative expenses was principally driven by a $2.2 million increase in public company operating costs and other costs to support our growth, a $0.9 million increase in merchant bank fees, packaging supplies and other variable expenses due to revenue growth, and an $0.8 million increase in rent and pre-opening expenses from the opening of new showrooms.

Interest Expense

Interest expense for the three months ended June 30, 2022 decreased by $0.8 million, or 41.2% compared to the three months ended June 30, 2021, primarily due to a decrease in the interest rate during the second quarter of 2022 as compared to the second quarter of 2021 due to a reduction in the interest rate to approximately 4.15% pursuant to the SVB Credit Agreement (defined below) executed on May 24, 2022. Additionally, pursuant to the third amendment of the Runway Term Loan Agreement (defined below), there was a reduction in the variable interest rate from 8.25% to 7.75%; and the LIBOR floor from 1.00% to 0.50%.

Other Expense, net

Other expense, net for the three months ended June 30, 2022 decreased by $1.9 million, or 97.5% related to the change in fair value of the warrant liability necessary to mark our warrants to fair market value during the second quarter of 2021. Additionally, these expenses for all periods presented include immaterial losses on exchange rates on consumer payments, partially offset by interest and other miscellaneous income.

Comparison of Six Months Ended June 30, 2022 and 2021

The following table sets forth our statements of operations for the six months ended June 30, 2022 and 2021, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Six months ended June 30,
	2022		2021		Period change
	Amount	Percent	Amount	Percent	Amount	Percent
Condensed consolidated statements of operations data:
Net sales	$208,847	100.0%	$163,044	100.0%	$45,803	28.1%
Cost of sales	100,910	48.3%	85,924	52.7%	14,986	17.4%
Gross profit	107,937	51.7%	77,120	47.3%	30,817	40.0%
Operating expenses:
Selling, general and administrative	96,961	46.4%	59,814	36.7%	37,147	62.1%
Income from operations	10,976	5.3%	17,306	10.6%	(6,330)	(36.6)%
Interest expense	(2,922)	(1.4)%	(3,874)	(2.4)%	952	(24.6)%
Other expense, net	(108)	(0.1)%	(2,547)	(1.6)%	2,439	(95.8)%
Loss on extinguishment of debt	(617)	(0.3)%	—	—%	(617)	*nm
Net income before tax	7,329	3.5%	10,885	6.7%	(3,556)	(32.7)%
Income tax expense	(209)	(0.1)%	—	—%	(209)	*nm
Net income	7,120	3.4%	$10,885	6.7%	$(3,765)	(34.6)%
Net income allocable to non-controlling interest	6,340	3.0%
Net income allocable to Brilliant Earth Group, Inc.	$780	0.4%

Amounts may not sum due to rounding
*nm - Not meaningful

Net Sales

Net sales for the six months ended June 30, 2022 increased by $45.8 million, or 28.1%, compared to the six months ended June 30, 2021. We experienced increases in net sales across our products, and in both domestic and international markets, primarily driven by a 35.8% increase in order volumes due to:
•continued efficiency of our customer acquisition and conversion activities;
•an increase in orders driven by strong omnichannel performance across the Company's products and new product collection releases; and
•the opening of new showrooms.

The increase in net sales was partially offset by a decline of 5.7% in AOV driven by an increase in sales of lower price point fine jewelry.

Gross Profit

Gross profit for the six months ended June 30, 2022 increased by $30.8 million, or 40.0%, compared to the six months ended June 30, 2021. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 440 basis points for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by our premium brand and differentiated product offerings, enhancements to our pricing engine and procurement efficiencies. Gross margin improvements were also due to reduced average platinum spot prices of 15.4%, partially offset by higher average gold spot prices of 4.1% for the period ended June 30, 2022 as compared to the six months ended June 30, 2021.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2022 increased by $37.1 million, or 62.1% compared to the six months ended June 30, 2021. SG&A expenses as a percentage of net sales increased by 970 basis points for the period ended June 30, 2022 compared to the period ended June 30, 2021. The increase in SG&A expenses was driven by an increase in employment expenses, marketing expenses and other general and administrative expenses, which increased by $15.0 million, $12.8 million and $9.3 million, respectively, from the six months ended June 30, 2021 to the six months ended June 30, 2022. The increase in employment expenses was driven by a $11.0 million increase in salaries and wages, payroll taxes and other benefits expense due to the addition of corporate and showroom staff and a $4.0 million increase in equity-based compensation. The increase in marketing expenses was driven by increased investments in marketing and advertising to increase brand awareness and support strategic growth initiatives. The increase in other general and administrative expenses was principally driven by a $4.1 million increase in public company operating costs and other costs to support our growth, a $1.9 million increase in merchant bank fees, packaging supplies and other variable expenses due to revenue growth, and a $1.7 million increase in rent and pre-opening expenses from the opening of new showrooms.

Interest Expense

Interest expense for the six months ended June 30, 2022 decreased by $1.0 million, or 24.6% compared to the six months ended June 30, 2021, primarily due to a decrease in the interest rate pursuant to the third amendment of the Runway Term Loan Agreement with the previous lender, executed during the third quarter of 2021, which reduced the variable interest rate from 8.25% to 7.75%; and the LIBOR floor from 1.00% to 0.50% and a reduction in the interest rate to approximately 4.15% pursuant to the SVB Credit Agreement (defined below) executed on May 24, 2022.

Other Expense, net

Other expense, net for the six months ended June 30, 2022 decreased by $2.4 million, or 95.8% due to a $2.4 million expense related to the change in the fair market value of warrants recognized during the first and second quarters of 2021. Additionally, these expenses for all periods presented include immaterial losses on exchange rates on consumer payments, partially offset by interest and other miscellaneous income.

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

The following table presents a reconciliation of net income and net income margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$3,751	$8,477	$7,120	$10,885
Interest expense	1,146	1,948	2,922	3,874
Income tax expense	113	—	209	—
Depreciation expense	398	157	747	321
Amortization of cloud-based software implementation costs	36	—	36	—
Showroom pre-opening expense	1,331	518	1,806	681
Equity-based compensation expense	2,148	95	4,252	188
Loss on extinguishment of debt	617	—	617	—
Other expense, net (1)	49	1,927	108	2,547
Transaction costs and other expense (2)	34	1,366	180	2,495
Adjusted EBITDA	$9,623	$14,488	$17,997	$20,991
Net income margin	3.4%	9.2%	3.4%	6.7%
Adjusted EBITDA margin	8.8%	15.7%	8.6%	12.9%
(1)     Other expense, net for the three and six months ended June 30, 2021 consisted primarily of the change in fair value of the warrant liability necessary to mark our warrants to fair market value. Additionally, these expenses for all periods presented include losses on exchange rates on consumer payments, partially offset by interest and other miscellaneous income.
(2)     These expenses are those that we did not incur in the normal course of business. These expenses for all periods presented include professional fees in connection with the evaluation and preparation for operations as a public company. Additionally, the expense also includes one-time costs associated with the opening of a new operations facility for the period ended June 30, 2021.

Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to LLC members, debt service, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, and borrowings under the Runway Term Loan Facility and the SVB Credit Facilities (as defined below). We have historically had negative working capital driven by our high inventory turns and typical collection of payment from customers prior to payment of suppliers. As of June 30, 2022, we had a cash balance, excluding restricted cash, of $155.5 million, working capital, excluding cash, of ($29.5) million, and the SVB Term Loan Facility with a principal balance of $65.0 million, of which $61.8 is classified as long-term, excluding unamortized debt issuance costs of $0.8 million.

We lease our showrooms and headquarters office space under operating leases pursuant to which $1.7 million is due in the year ending December 31, 2022. Total future lease payments as of June 30, 2022 are $28.8 million.

In the six months ended June 30, 2022, the Company declared and paid $15.0 million of distributions to, or on behalf of, members associated with their estimated income tax obligations. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

Notwithstanding our obligations under the TRA discussed below, we believe that our current sources of liquidity, which include cash, and net cash provided by operating activities, will be sufficient to meet our projected operating, debt service, and tax distribution requirements for at least the next 12 months. We have capital commitments of $3.5 million related to the opening of new locations as of June 30, 2022. We also have scheduled principal repayments on our SVB Term Loan Facility as presented below.

Principal
For the six months ending December 31, 2022	$1,625
Years ending December 31,
2023	3,250
2024	4,062
2025	5,688
2026	6,500
2027	43,875
Total aggregate future principal payments	$65,000

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

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six months ended June 30,
	2022	2021
Net cash provided by operating activities	$4,873	$20,210
Net cash used in investing activities	(4,068)	(2,646)
Net cash used in financing activities	(18,137)	(18,832)
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,332)	(1,268)
Cash, cash equivalents and restricted cash at beginning of period	173,070	66,474
Cash, cash equivalents and restricted cash at end of period	$155,738	$65,206

Operating Activities

Net cash provided by operating activities was $4.9 million for the six months ended June 30, 2022, consisting of $7.1 million in net income adjusted for $7.5 million in non-cash expense addbacks, primarily comprised of equity based compensation, non-cash operating lease costs, loss on extinguishment of debt, depreciation, and amortization of debt issuance costs, offset by a $9.7 million decrease from changes in assets and liabilities related to operating activities. The change in assets and liabilities related to operating activities, which is the result of our revenue growth, primarily reflects a $13.2 million increase in inventories, prepaid expenses and other current assets and other assets and a $0.6 million decrease in operating lease liabilities, offset by $4.0 million increase in accounts payable and accrued expenses and other current liabilities and deferred revenue.

Net cash provided by operating activities was $20.2 million for the six months ended June 30, 2021, consisting of $10.9 million in net income adjusted for $3.8 million in non-cash expense addbacks, primarily composed of the change in fair value of warrants, amortization of debt issuance costs and depreciation, plus a $5.5 million increase from changes in assets and liabilities related to operating activities. The change in assets and liabilities related to operating activities, which is the result of our revenue growth, primarily reflects a $10.3 million increase in deferred revenue, deferred rent and accounts payable, accrued expenses and other liabilities, offset by a $4.8 million increase in inventories, prepaid expenses and other current assets and other assets.

Investing Activities

Net cash used in investing activities was $4.1 million for the six months ended June 30, 2022, and $2.6 million for the six months ended June 30, 2021, which primarily consisted of purchases of property and equipment related to new showrooms leased during each period. Five showrooms opened during the six months ended June 30, 2022 as compared to two showrooms during the six months ended June 30, 2021.

Financing Activities

Net cash used in financing activities was $18.1 million for the six months ended June 30, 2022 related to the payoff of the Runway Term Loan (defined below), partially offset by proceeds received from the SVB Credit Facility (defined below) and tax distributions to members pursuant to the LLC Agreement.

Net cash used in financing activities was $18.8 million for the six months ended June 30, 2021 related primarily to the tax distributions to members prior to the Reorganization Transactions.

Silicon Valley Bank Credit Facilities

On May 24, 2022 (the “Closing Date”), Brilliant Earth, LLC, as borrower, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders entered into a credit agreement (the “SVB Credit Agreement”) which provides for a secured term loan credit facility of $65.0 million (the “SVB Term Loan Facility”) and a secured revolving credit facility in an amount of up to $40.0 million (the “SVB Revolving Credit Facility”, and together with the SVB Term Loan Facility, the “SVB Credit Facilities”).

Proceeds from the SVB Credit Facilities were used on the Closing Date to refinance existing indebtedness, pay related fees and expenses, and will be used from and after the Closing Date for working capital and general corporate purposes. The SVB Credit Facilities mature on May 24, 2027 (the “SVB Maturity Date”).

The SVB Credit Facilities are secured by substantially all assets of Brilliant Earth, LLC and any of its future material subsidiaries, subject to customary exceptions. Brilliant Earth, LLC’s future material subsidiaries (subject to certain customary exceptions) will guarantee repayment of the SVB Credit Facilities.

Borrowings under the SVB Credit Facilities bear interest at either (a) a secured overnight financing rate plus an annual adjustment of 0.125%, plus an applicable margin of 2.25% to 2.75%, depending on the Consolidated Total Leverage Ratio (as defined below), or an alternate base rate plus an applicable margin of 1.25% to 1.75%, depending on the Consolidated Total Leverage Ratio, each subject to a 0.00% floor. In addition, Brilliant Earth, LLC has agreed to pay a commitment fee on the first day of each quarter on the unused amount of the SVB Revolving Credit Facility, equal to 0.25% to 0.35% per annum depending on the Consolidated Total Leverage Ratio. The Consolidated Total Leverage Ratio is defined as the ratio, as of the last day of any four fiscal quarter period, of (a) Consolidated Total Indebtedness of the Company and its subsidiaries to (b) the Consolidated EBITDA for such period (each term as further defined in the SVB Credit Agreement).

The SVB Term Loan Facility is required to be repaid on the last day of each calendar quarter (commencing on September 30, 2022), in an amount equal to 1.25% per quarter through June 30, 2024, 1.875% per quarter from September 30, 2024 through June 30, 2025, and 2.50% per quarter thereafter, with the balance payable on the SVB Maturity Date. The SVB Term Loan Facility is also subject to certain mandatory prepayment requirements in connection with asset sales, casualty events and debt incurrence, subject to customary exceptions.

The SVB Credit Facilities are subject to customary affirmative covenants and negative covenants as well as financial maintenance covenants. The financial covenants are tested at the end of each fiscal quarter, beginning with the quarter ending June 30, 2022, and requires that (a) the Company and its subsidiaries not have a Consolidated Fixed Charge Coverage Ratio (defined as the ratio of (i) Consolidated EBITDA, less cash taxes (including tax distributions), less certain capital expenditures, less cash dividends and other cash restricted payments, to (ii) the sum of cash interest expense and scheduled principal payments on outstanding debt (in each case, as further defined in the SVB Credit Agreement)) of less than 1.25:1.00, (b) the Company and its subsidiaries not have a Consolidated Total Leverage Ratio of more than 4.00 to 1.00, and (c) Brilliant Earth, LLC and its subsidiaries not have a Consolidated Borrower Leverage Ratio (defined substantially similar as Consolidated Total Leverage Ratio, but limited to

Brilliant Earth, LLC and its subsidiaries) in excess of 3.00 to 1.00 (which level is subject to temporary increases to 4.00 to 1.00 in connection with certain acquisitions). As of June 30, 2022, the Company was in compliance with such covenants. For additional information regarding our long-term debt activity, see Note 7, Long-Term Debt to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Additional Liquidity Requirements after Completion of Offering

We are a holding company and have no material assets other than our ownership of LLC Interests. We have no independent means of generating revenue. The Brilliant Earth LLC Agreement in effect since the IPO provides for the payment of certain distributions to the Continuing Equity Owners and to us in amounts sufficient to cover the income taxes imposed on such members with respect to the allocation of taxable income from Brilliant Earth, LLC as well as to cover our obligations under the TRA and other administrative expenses.

Regarding the ability of Brilliant Earth, LLC to make distributions to us, the terms of their financing arrangements, including the Term Loan Facility, contain covenants that may restrict Brilliant Earth, LLC from paying such distributions, subject to certain exceptions. Further, Brilliant Earth, LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Brilliant Earth, LLC (with certain exceptions), as applicable, exceed the fair value of its assets.

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

Contractual Obligations and Commitments

Contractual obligations with a remaining term in excess of 12 months primarily related to marketing and advertising spending as well as software maintenance totaled $5.8 million.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2021 Form 10-K and the notes to the audited consolidated financial statements included in the 2021 Form 10-K. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 Form 10-K.

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

The SVB Credit Facilities bear interest at Brilliant Earth, LLC's option, of either (a) a secured overnight financing rate plus an annual adjustment of 0.125%, plus an applicable margin of 2.25% to 2.75%, depending on the Consolidated Total Leverage Ratio (as defined below), or an alternate base rate plus an applicable margin of 1.25% to 1.75%, depending on the Consolidated Total Leverage Ratio, each subject to a 0.00% floor. In addition, the Company pays a commitment fee on the first day of each quarter on the unused amount of the SVB Revolving Credit Facility, equal to 0.25% to 0.35% per annum depending on the Consolidated Total Leverage Ratio. The Consolidated Total Leverage Ratio is defined as the ratio, as of the last day of any four fiscal quarter period, of (a) Consolidated Total Indebtedness of the Company and its subsidiaries to (b) the Consolidated EBITDA for such period (each term as further defined in the Credit Agreement). The interest rate as of June 30, 2022 was 4.15%. A 10% change in interest rates would not result in a material change to the annual interest expense.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors as previously disclosed in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Use of Proceeds

Not applicable.

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
10.1†
Senior Secured Credit Facilities Credit Agreement dated as of May 24, 2022, among Brilliant Earth, LLC as the Borrower, the several lenders from time to time party thereto, Silicon Valley Bank as Administrative Agent, Joint Lead Arranger, Bookrunner, Issuing Lender and Swingline Lender and JPMorgan Chase Bank, N.A., as Joint Lead Arranger.
*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certificati3on of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(5). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brilliant Earth Group, Inc.

August 11, 2022            By:/s/ Jeffrey Kuo
Jeffrey Kuo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)