Form 10-Q
period 2022-09-30
Brilliant Earth Group, Inc.
filed 2022-11-10
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2022, there were 10,950,372 shares of the registrant's Class A common stock, $0.0001 par value per share, outstanding, 35,426,668 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding, 49,119,976 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding and no shares of the registrant’s Class D common stock, $0.0001 per share, outstanding.

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

Part I - Financial Information
Item 1. Financial Statements
Brilliant Earth Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$152,931	$172,865
Restricted cash	205	205
Inventories, net	40,334	24,743
Prepaid expenses and other current assets	9,779	8,178
Total current assets	203,249	205,991
Property and equipment, net	14,563	6,732
Deferred tax assets	8,636	4,407
Operating lease right of use assets	22,864	—
Other assets	3,077	601
Total assets	$252,389	$217,731

Liabilities and equity
Current liabilities:
Accounts payable	$10,431	$14,480
Accrued expenses and other current liabilities	37,897	28,756
Current portion of deferred revenue	22,694	18,818
Current portion of operating lease liabilities	3,321	—
Current portion of long-term debt	3,250	30,789
Total current liabilities	77,593	92,843

Long-term debt, net of debt issuance costs	60,228	32,789
Operating lease liabilities	23,166	—
Deferred rent	—	2,507
Payable pursuant to the Tax Receivable Agreement	6,734	3,775
Other long-term liabilities	76	2,979
Total liabilities	167,797	134,893

Commitments and contingencies (Note 11)

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value, 1,200,000,000 shares authorized; 10,940,372 and 9,614,523 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.0001 par value, 150,000,000 shares authorized; 35,395,738 and 35,658,013 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	4
Class C common stock, $0.0001 par value, 150,000,000 shares authorized; 49,119,976 and 49,505,250 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	5	5
Class D common stock, $0.0001 par value, 150,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	6,731	6,865
Retained earnings	2,954	1,528
Equity attributable to Brilliant Earth Group, Inc.	9,695	8,403
NCI attributable to Brilliant Earth, LLC	74,897	74,435
Total equity	84,592	82,838
Total liabilities and equity	$252,389	$217,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brilliant Earth Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net sales	$111,405	$95,239	$320,252	$258,283
Cost of sales	50,487	47,224	151,397	133,148
Gross profit	60,918	48,015	168,855	125,135
Operating expenses:
Selling, general and administrative	54,615	38,147	151,576	97,961
Income from operations	6,303	9,868	17,279	27,174
Interest expense	(778)	(1,912)	(3,700)	(5,786)
Other income (expense), net	374	(3,971)	266	(6,518)
Loss on extinguishment of debt	—	—	(617)	—
Income before tax	5,899	3,985	13,228	14,870
Income tax expense	(180)	(23)	(389)	(23)
Net income	5,719	3,962	12,839	14,847
Net income allocable to non-controlling interest	5,073	3,896	11,413	14,781
Net income allocable to Brilliant Earth Group, Inc.	$646	$66	$1,426	$66

	Three months ended September 30, 2022	Period from September 23, 2021 to September 30, 2021	Nine months ended September 30, 2022	Period from September 23, 2021 to September 30, 2021
Earnings per share:
Basic	$0.06	$0.01	$0.13	$0.01
Diluted	$0.05	$0.01	$0.10	$0.01
Weighted average shares of common stock outstanding:
Basic	10,884,306	9,583,332	10,571,777	9,583,332
Diluted	96,574,462	96,621,427	96,488,889	96,621,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brilliant Earth Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED UNITS AND EQUITY/ MEMBERS’ (DEFICIT)
(Unaudited and in thousands except share amounts)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock					Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Equity
Balance, July 1, 2022	10,835,394	$1	35,357,593	$4	49,119,976	$5	$6,749	$2,308	$9,067	84,477,569	$70,687	$79,754
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(3,322)	(3,322)
Conversion of Class B and Class C to Class A common stock	85,708	—	(85,708)	—	—	—	—	—	—	(85,708)	—	—
RSU vesting during period	19,270	—	—	—	—	—	—	—	—	—	—	—
LLC Units vesting during period	—	—	123,853	—	—	—	—	—	—	123,853	—	—
Increase in deferred tax asset from step-up tax basis related to redemption of LLC Units and set-up of TRA liability	—	—	—	—	—	—	130	—	130	—	—	130
Equity-based compensation	—	—	—	—	—	—	2,243	—	2,243	—	68	2,311
Net income	—	—	—	—	—	—	—	646	646	—	5,073	5,719
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(2,391)	—	(2,391)	—	2,391	—
Balance, September 30, 2022	10,940,372	$1	35,395,738	$4	49,119,976	$5	$6,731	$2,954	$9,695	84,515,714	$74,897	$84,592

	Brilliant Earth, LLC				Brilliant Earth Group, Inc. Stockholders' Equity
	Class P Units		Class F Units and Class M Units		Class A Common Stock		Class B Common Stock		Class C Common Stock					Non-Controlling Interest
	Total Units	Total Amounts	Total Units	Total Amounts	Total Shares	Total Amounts	Total Shares	Total Amounts	Total Shares	Total Amounts	Additional Paid-In Capital	Retained Earnings	Stockholders' Equity	Amounts	Total Equity
Balance, July 1, 2021	32,435,595	$250,746	53,235,187	$(277,342)											$(277,342)
Tax distributions to members	—	(1,100)	—	(1,697)											(1,697)
Vested Class M Units	—	—	91,913	—											—
Equity-based compensation	—	—	—	58											58
Net income prior to Reorganization Transactions and IPO	—	1,214	—	1,893											1,893
Adjustment of redeemable convertible preferred units to redemption value	—	138,367	—	(138,367)											(138,367)
Reorganization Transactions	(32,435,595)	(389,227)	(53,327,100)	415,455	—	$—	36,064,421	$4	50,232,863	$5	$—	$—	$9	$(19,813)	$395,651
IPO Transactions	—	—	—	—	9,583,332	1	(522,386)	—	(727,613)	—	5,936	—	5,937	81,917	87,854
Increase in deferred tax asset from step-up tax basis related to redemption of LLC Units and set-up of TRA liability	—	—	—	—	—	—	—	—	—	—	456	—	456	—	456
LLC Units vesting during period	—	—	—	—	—	—	34,365	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	620	—	620	6	626
Net income subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	—	66	66	789	855
Balance, September 30, 2021	—	$—	—	$—	9,583,332	$1	35,576,400	$4	49,505,250	$5	$7,012	$66	$7,088	$62,899	$69,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brilliant Earth Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED UNITS AND EQUITY/ MEMBERS’ (DEFICIT)
(Unaudited and in thousands except share amounts)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock					Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Equity
Balance, January 1, 2022	9,614,523	$1	35,658,013	$4	49,505,250	$5	$6,865	$1,528	$8,403	85,163,263	$74,435	$82,838
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(18,296)	(18,296)
Conversion of Class B and Class C to Class A common stock	1,249,622	—	(864,348)	—	(385,274)	—	—	—	—	(1,249,622)	—	—
RSU vesting during period	76,227	—	—	—	—	—	—	—	—	—	—	—
LLC Units vesting during period	—	—	602,073	—	—	—	—	—	—	602,073	—	—
Increase in deferred tax asset from step-up tax basis related to redemption of LLC Units and set-up of TRA liability	—	—	—	—	—	—	648	—	648	—	—	648
Equity-based compensation	—	—	—	—	—	—	6,350	—	6,350	—	213	6,563
Net income	—	—	—	—	—	—	—	1,426	1,426	—	11,413	12,839
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(7,132)	$—	(7,132)	—	7,132	—
Balance, September 30, 2022	10,940,372	$1	35,395,738	$4	49,119,976	$5	$6,731	$2,954	$9,695	84,515,714	$74,897	$84,592

	Brilliant Earth, LLC				Brilliant Earth Group, Inc. Stockholders' Equity
	Class P Units		Class F Units and Class M Units		Class A Common Stock		Class B Common Stock		Class C Common Stock					Non-Controlling Interest
	Total Units	Total Amounts	Total Units	Total Amounts	Total Shares	Total Amounts	Total Shares	Total Amounts	Total Shares	Total Amounts	Additional Paid-In Capital	Retained Earnings	Stockholders' Equity	Amounts	Total Equity
Balance, January 1, 2021	32,435,595	$66,327	52,770,654	$(85,395)											(85,395)
Tax distributions to members	—	(9,755)	—	(11,643)											(11,643)
Vested Class M Units	—	—	556,446	—											—
Equity-based compensation	—	—	—	246											246
Net income prior to Reorganization Transactions and IPO	—	5,466	—	8,526											8,526
Adjustment of redeemable convertible preferred units to redemption value	—	327,189	—	(327,189)											(327,189)
Reorganization Transactions	(32,435,595)	(389,227)	(53,327,100)	415,455	—	—	36,064,421	4	50,232,863	5	—	—	9	(19,813)	395,651
IPO Transactions	—	—	—	—	9,583,332	1	(522,386)	—	(727,613)	—	5,936	—	5,937	81,917	87,854
Increase in deferred tax asset from step-up tax basis related to redemption of LLC Units and set-up of TRA liability	—	—	—	—	—	—	—	—	—	—	456	—	456	—	456
LLC Units vesting during period	—	—	—	—	—	—	34,365	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	620	—	620	6	626
Net income subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	—	66	66	789	855
Balance, September 30, 2021	—	$—	—	$—	9,583,332	$1	35,576,400	$4	49,505,250	$5	$7,012	$66	$7,088	$62,899	$69,987
The accompanying notes are an integral part of these condensed consolidated financial statements.

Brilliant Earth Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine months ended September 30,
	2022	2021
Operating activities
Net income	$12,839	$14,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,248	536
Equity-based compensation	6,563	872
Non-cash operating lease cost	2,272	—
Change in fair value of warrants	—	6,331
Amortization of debt issuance costs	522	1,284
Loss on extinguishment of debt	617	—
Other	20	24
Changes in assets and liabilities:
Inventories	(15,610)	(6,501)
Prepaid expenses and other current assets	(1,965)	903
Other assets	(2,034)	(294)
Accounts payable, accrued expenses and other current liabilities	1,577	3,565
Deferred revenue	3,762	11,098
Operating lease liabilities	(792)	—
Deferred rent	—	1,156
Net cash provided by operating activities	9,019	33,821
Investing activities
Purchases of property and equipment	(6,566)	(4,385)
Net cash used in investing activities	(6,566)	(4,385)
Financing activities
Proceeds received from Silicon Valley Bank (“SVB”) term loan facility	65,000	—
Repayment of Runway term loan	(58,158)	—
Tax distributions to members	(18,296)	(21,398)
Principal payments on Runway term loan	(6,842)	—
Final payment and prepayment penalty on Runway term loan	(2,408)	—
Payments of debt issuance costs	(870)	—
Payments on SVB term loan	(813)	—
Redemption of LLC Units	—	(14,025)
Payments of deferred offering costs	—	(1,083)
Issuance of Class A common stock in IPO, net of underwriting discounts and offering costs	—	101,879
Issuance of Class B and C shares of common stock	—	9
Net cash (used in) provided by financing activities	(22,387)	65,382
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,934)	94,818
Cash, cash equivalents and restricted cash at beginning of period	173,070	66,474
Cash, cash equivalents and restricted cash at end of period	$153,136	$161,292

Non-cash investing and financing activities
Right-of-use assets and operating lease liabilities	$5,963	$—
Deferred tax assets associated with redemption of LLC Units	4,229	4,375
TRA Obligation associated with redemption of LLC Units	3,581	3,919
Purchases of property and equipment included in accounts payable and accrued liabilities	2,513	169
Credit to APIC related to redemption of LLC Units	648	456
Debt issuance costs included in accounts payable and accrued liabilities	380	—
Debt issuance costs capitalized to principal of long-term debt	86	261
Conversion of Class F and Class M Units to Common LLC Units	—	415,455
Conversion of Class P Units to Common LLC Units	—	389,227
Adjustment of redeemable convertible preferred units to redemption value	—	327,189
Net exercise of warrants on common LLC Units	—	6,415
Deferred offering costs included in accounts payable and accrued liabilities	—	4,563
Supplemental information
Cash paid for interest	$3,112	$4,539
Cash paid for taxes	$201	$—
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

The Company designs, procures and sells ethically-sourced diamonds, gemstones and jewelry online and through showrooms operated in 22 locations within the United States (“U.S.”) as of September 30, 2022. Co-headquarters are located in San Francisco, California and Denver, Colorado.

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

The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements of the Company, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021 contained in the 2021 Form 10-K.
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

The non-controlling interest on the unaudited condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Brilliant Earth, LLC held by the Continuing Equity Owners. The non-controlling interest on the unaudited condensed consolidated balance sheets represent the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of September 30, 2022, the non-controlling interest was 88.5%. At the end of each reporting period, equity related to Brilliant Earth, LLC that is attributable to Brilliant Earth Group, Inc. and Continuing Equity Owners is rebalanced to reflect Brilliant Earth Group, Inc.'s and Continuing Equity Owners' ownership in Brilliant Earth, LLC.

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

At September 30, 2022, there were no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

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

The following table provides a reconciliation of cash and cash equivalents, and restricted cash from the unaudited condensed consolidated balance sheets to the statements of cash flows for the periods ended September 30, 2022, December 31, 2021, and September 30, 2021 (in thousands):

	September 30,	December 31,	September 30,
	2022	2021	2021
Cash and cash equivalents	$152,931	$172,865	$161,087
Restricted cash	205	205	205
Total	$153,136	$173,070	$161,292

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

Revenue Recognition

Overview

Net sales primarily consist of revenue from diamond, gemstone and jewelry retail sales and payment is required in full prior to order fulfillment. Delivery is determined to be the time of pickup for orders picked up in showrooms, and for shipped orders, typically within one to two business days after shipment. Credit is not extended to customers except through third-party credit cards or financing offerings. A return policy of 30 days from when the item is picked up or ready for shipment is typically provided; one complimentary resizing for standard ring styles is offered within 60 days of when an order is available for shipment or pickup; a lifetime manufacturing warranty is provided on all jewelry, with the exception of estate and vintage jewelry and center diamonds/gemstones; and a lifetime diamond upgrade program is included on all independently graded natural diamonds. The complimentary resizing, lifetime manufacturing warranty claims and lifetime diamond upgrades have not historically been material. An in-house three-year extended service plan, which provides full inspection, cleaning and certain repairs due to normal wear, is offered for an additional charge. An extended protection plan is also offered through a third party that has different terms ranging from two years to lifetime that vary based on the item purchased.

The following table discloses total net sales by geography for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$104,176	$87,540	$300,174	$239,534
International	7,229	7,699	20,078	18,749
Total net sales	$111,405	$95,239	$320,252	$258,283

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

Contract Balances

Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred. Deferred revenue also includes payments on the Company’s three-year extended service plan that customers have elected to purchase. As of September 30, 2022 and December 31, 2021, total deferred revenue was $22.8 million and $19.0 million, respectively, of which $0.1 million and $0.2 million, respectively, were included within other long-term liabilities in the unaudited condensed consolidated balance sheets. During the three months ended September 30, 2022 and 2021, the Company recognized $21.4 million and $18.8 million of revenue, respectively, that was deferred as of June 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized $18.2 million and $10.3 million of revenue, respectively, that was deferred as of December 31, 2021 and 2020, respectively.

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

As of September 30, 2022 and December 31, 2021, refund liabilities balances were $1.6 million and $2.3 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, returns asset balances were $0.7 million and $1.1 million, respectively, and are included within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets. See Note 5, Accrued Expenses and Other Current Liabilities, for further discussion.

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

Marketing, Advertising and Promotional Costs

Marketing, advertising and promotional costs are expensed as incurred and totaled approximately $25.3 and $18.5 million, for the three months ended September 30, 2022 and 2021, respectively and $68.8 and $49.2 million, for the nine months ended September 30, 2022 and 2021, respectively.

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

Uncertainty in income taxes is accounted for using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the unaudited condensed consolidated statements of operations. As of September 30, 2022, no uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU 2016-02 – Leases, and also issued subsequent amendments to the initial guidance, ASC 2018-10, ASC 2018-11, ASU 2019-10, ASU 2020-02 and ASU 2020-05 (collectively, “ASC 842”). ASC 842 introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. ASC 842 allows for several practical expedients which permit the following: no reassessment of lease classification or initial direct costs; use of the standard’s effective date as the date of initial application; and no separation of non-lease components from the related lease components and, instead, to account for those components as a single lease component if certain criteria are met. The Company adopted this guidance by applying the modified retrospective approach effective January 1, 2022, and no cumulative effect adjustment was required to be recorded. See Note 6, Leases, for further discussion.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which modifies ASC 740 to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 is effective for the Company for interim and annual reporting periods beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022 on a prospective basis and did not have a material impact on the Company's unaudited condensed consolidated financial statements.

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

Basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2022 and the period from September 23, 2021 to September 30, 2021 have been computed as follows (in thousands, except share and per share amounts):

Numerator:	Three months ended September 30, 2022	For the period September 23, 2021 to September 30, 2021	Nine months ended September 30, 2022	For the period September 23, 2021 to September 30, 2021
Net income attributable to Brilliant Earth Group, Inc., BASIC	$646	$66	$1,426	$66
Add: Net income impact from assumed redemption of all LLC Units to common stock	5,073	789	11,413	789
Less: Income tax expense on net income attributable to NCI	(1,350)	(203)	(2,953)	(203)
Net income attributable to Brilliant Earth Group, Inc., after adjustment for assumed conversion, DILUTED	$4,369	$652	$9,886	$652

Denominator:
Weighted average shares of common stock outstanding, BASIC	10,884,306	9,583,332	10,571,777	9,583,332
Dilutive effects of:
Vested LLC Units that are exchangeable for common stock	84,478,855	85,051,581	84,579,316	85,051,581
LLC Units and RSUs	1,211,301	1,986,514	1,337,796	1,986,514
Weighted average shares of common stock outstanding, DILUTED	96,574,462	96,621,427	96,488,889	96,621,427

BASIC earnings per share	$0.06	$0.01	$0.13	$0.01
DILUTED earnings per share	$0.05	$0.01	$0.10	$0.01

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

For the three and nine months ended September 30, 2022 and the period from September 23, 2021 to September 30, 2021, the dilutive impact of LLC Units convertible into common stock were included in the computation of diluted earnings per share under the if-converted method; the dilutive impact of unvested LLC Units and RSUs were included using the treasury stock method.

For the three and nine months ended September 30, 2022, the impact of 955,961 and 1,182,592, respectively, of shares underlying stock options, and 2,250,505 and 2,039,301, respectively, of RSUs have been excluded from the computation of earnings per share because such impact is anti-dilutive. For the period from September 23, 2021 to September 30, 2021, the impact of 1,618,064 shares underlying stock options has been excluded from the computation of earnings per share because such impact is anti-dilutive.

NOTE 4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Loose diamonds	$12,281	$9,013
Fine jewelry and other	28,332	15,990
Allowance for inventory obsolescence	(279)	(260)
Total inventories, net	$40,334	$24,743

The allowance for inventory obsolescence consists of the following (in thousands):

	September 30,	September 30,
	2022	2021
Balance at beginning of period	$(260)	$(242)
Change in allowance for inventory obsolescence	(19)	(3)
Balance at end of period	$(279)	$(245)

As of September 30, 2022 and December 31, 2021, the Company had $25.8 million and $16.9 million, respectively, in consigned inventory held on behalf of suppliers which is not recorded in the unaudited condensed consolidated balance sheets.

NOTE 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued vendor expenditures	$14,888	$9,881
Inventory received not billed	8,653	4,648
Accrued payroll expenses	4,041	4,498
Sales and other tax payable accrual	3,481	4,229
Provision for sales returns and allowances	1,609	2,338
Other	5,225	3,162
Total accrued expenses and other current liabilities	$37,897	$28,756

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue. Activity for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	For the three months ended
	September 30,	September 30,
	2022	2021
Balance at beginning of period	$1,546	$1,329
Provision	7,984	5,903
Returns and allowances	(7,921)	(5,884)
Balance at end of period	$1,609	$1,348

	For the nine months ended
	September 30,	September 30,
	2022	2021
Balance at beginning of period	$2,338	$2,341
Provision	18,801	16,450
Returns and allowances	(19,530)	(17,443)
Balance at end of period	$1,609	$1,348

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

The Company does not separate lease and non-lease components and instead elects to account for them as a single lease component. Variable lease payments, such as common area maintenance charges, are excluded from lease liabilities and expensed as incurred. Generally, the real estate leases have initial terms ranging from 5 to 10 years and typically include a 5-year renewal option. Renewal options are typically not included in the lease term as it is not reasonably certain at commencement date that the Company would exercise the options to extend the lease. The exercise of the lease renewal options is at the Company’s discretion and are included in the determination of the ROU asset and lease liability when the option is reasonably certain of being exercised.

As of September 30, 2022, no renewal option periods were included in the estimated minimum lease terms as the options were not deemed to be reasonably certain to be exercised. The Company expends cash for leasehold improvements to build out and equip for its leased premises. Generally, a portion of the leasehold improvements costs are reimbursed by the landlords as tenant improvement allowances pursuant to agreed-upon terms in the lease agreements. Tenant improvement allowances are recorded as part of the lease liability on the unaudited condensed consolidated balance sheet and are amortized on a straight-line basis over the lease term. Operating leases with fixed minimum rent payments are recognized on a straight-line basis over the lease term starting on the date the Company takes possession of the leased property.

Total operating lease ROU assets and lease liabilities were as follows (in thousands):

Assets	Classification	As of September 30, 2022
Operating ROU assets at cost	Operating lease right of use assets	$25,136
Accumulated amortization	Operating lease right of use assets	(2,272)
Net book value		$22,864

Liabilities	Classification	As of September 30, 2022
Current:
Operating leases	Current portion of operating lease liabilities	$3,321
Noncurrent:
Operating leases	Operating lease liabilities	23,166
Total lease liabilities		$26,487

Total operating lease costs were as follows (in thousands):

	Classification	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Operating lease costs	Selling, general and administrative expense	$1,089	$3,067

The maturity analysis of the operating lease liabilities under long-term non-cancelable operating leases, where the Company has taken physical possession of or has control of the physical use of these leased properties, as of September 30, 2022 was as follows (in thousands):

Amount
For the three months ending December 31, 2022	$795
Years ending December 31,
2023	4,875
2024	4,745
2025	4,704
2026	4,364
2027	2,876
Thereafter	8,878
Total minimum lease payments	31,237
Less: imputed interest	(4,750)
Net present value of operating lease liabilities	26,487
Less: current portion	(3,321)
Long-term portion	$23,166

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate on long-term leases as of September 30, 2022 (in thousands):

Weighted-average remaining lease term - operating leases	5.9 years
Weighted-average discount rate - operating leases	4.3%

ROU assets and lease obligations recognized upon adoption of ASC 842 on January 1, 2022:
ROU assets	$19,173
Operating lease obligations	$(21,316)

Supplemental cash flow information related to operating leases as of September 30, 2022 is as follows:
Cash paid for amounts included in lease liabilities for the nine months ended September 30, 2022:
Operating cash flows from operating leases	$3,393

ROU assets obtained in exchange for new operating lease liabilities	$5,963

NOTE 7. LONG-TERM DEBT

The following table summarizes the net carrying amount of long-term debt as of September 30, 2022 and December 31, 2021, net of debt issuance costs (in thousands):

	September 30, 2022			December 31, 2021
	Outstanding principal	Debt issuance costs	Net carrying amount	Outstanding principal	Debt issuance costs	Net carrying amount
SVB Term loan	$64,188	$(710)	$63,478	$65,000	$(1,422)	$63,578
Total debt	$64,188	$(710)	$63,478	$65,000	$(1,422)	$63,578

Current portion	$3,250	$—	$3,250	$30,789	$—	$30,789
Long-term	60,938	(710)	60,228	34,211	(1,422)	32,789
Total debt	$64,188	$(710)	$63,478	$65,000	$(1,422)	$63,578

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

On May 24, 2022, substantially concurrently with entry into the SVB Credit Agreement (as defined below), the Company repaid all outstanding amounts under the Runway Term Loan, totaling $58.2 million with proceeds from the SVB Credit Agreement. In connection with the repayment and termination of the Runway Term Loan, the Company was required to pay a 1% prepayment fee, plus a final payment fee. The Runway Term Loan was scheduled to mature on October 15, 2023.

Credit Agreement - Silicon Valley Bank

On May 24, 2022 (the “Closing Date”), Brilliant Earth, LLC, as borrower, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders, entered into a credit agreement (the “SVB Credit Agreement”) which provides for a secured term loan credit facility of $65.0 million (the “SVB Term Loan Facility”) and a secured revolving credit facility in an amount of up to $40.0 million (the “SVB Revolving Credit Facility”, and together with the Term Loan Facility, the “SVB Credit Facilities”).

The SVB Credit Facilities were used to refinance existing indebtedness, pay related fees and expenses, and will be used from and after the Closing Date for working capital and general corporate purposes. The Credit Facilities mature on May 24, 2027 (the “SVB Maturity Date”). As of September 30, 2022, there are no amounts outstanding under the SVB Revolving Credit Facility and there were $64.2 million of total debt outstanding under the SVB Term Loan Agreement, of which $60.9 million is classified at long-term debt.

The SVB Credit Facilities are secured by substantially all assets of Brilliant Earth, LLC and any of its future material subsidiaries, subject to customary exceptions. Brilliant Earth, LLC’s future material subsidiaries (subject to certain customary exceptions) will guarantee repayment of the SVB Credit Facilities.

Borrowings under the SVB Credit Facilities bear interest at either (a) a secured overnight financing rate plus an annual adjustment of 0.125%, plus an applicable margin of 2.25% to 2.75%, depending on the Consolidated Total Leverage Ratio (defined below), or an alternate base rate plus an applicable margin of 1.25% to 1.75%, depending on the Consolidated Total Leverage Ratio, each subject to a 0.00% floor. In addition, Brilliant Earth, LLC has agreed to pay a commitment fee on the first day of each quarter on the unused amount of the SVB Revolving Credit Facility, equal to 0.25% to 0.35% per annum depending on the Consolidated Total Leverage Ratio. The Consolidated Total Leverage Ratio is defined as the ratio, as of the last day of any four fiscal quarter period, of (a) Consolidated Total Indebtedness of the Company and its subsidiaries to (b) the Consolidated EBITDA for such period (each term as further defined in the Credit Agreement).

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

The SVB Credit Facilities are subject to customary affirmative covenants and negative covenants as well as financial maintenance covenants. The financial covenants are tested at the end of each fiscal quarter, beginning with the quarter ending June 30, 2022, and requires that (a) the Company and its subsidiaries not have a Consolidated Fixed Charge Coverage Ratio (defined as the ratio of (i) Consolidated EBITDA, less cash taxes (including tax distributions), less certain capital expenditures, less cash dividends and other cash restricted payments, to (ii) the sum of cash interest expense and scheduled principal payments on outstanding debt (in each case, as further defined in the SVB Credit Agreement)) of less than 1.25:1.00, (b) the Company and its subsidiaries not have a Consolidated Total Leverage Ratio of more than 4.00 to 1.00, and (c) Brilliant Earth, LLC and its subsidiaries not have a Consolidated Borrower

Leverage Ratio (defined substantially similar as Consolidated Total Leverage Ratio, but limited to Brilliant Earth, LLC and its subsidiaries) in excess of 3.00 to 1.00 (which level is subject to temporary increases to 4.00 to 1.00 in connection with certain acquisitions). As of September 30, 2022, the Company was in compliance with such covenants.

The effective interest rate on the long-term debt was 4.74% and 11.67% for the three months ended September 30, 2022 and 2021, respectively. Interest expense was $0.7 million, and $1.5 million for the three months ended September 30, 2022 and 2021, respectively; and the amortization of deferred issuance costs were $0.1 million for the three months ended September 30, 2022 and $0.4 million for the three months ended September 30, 2021.

The effective interest rate on the long-term debt was 7.58% and 11.90% for the nine months ended September 30, 2022 and 2021, respectively. Interest expense was $3.2 million, and $4.5 million for the nine months ended September 30, 2022 and 2021, respectively; and the amortization of deferred issuance costs was $0.5 million, and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the aggregate future principal payments under the SVB Term Loan Facility were as follows (in thousands):

Principal
For the three months ending December 31, 2022	813
Years ending December 31,
2023	3,250
2024	4,062
2025	5,688
2026	6,500
2027	43,875
Total aggregate future principal payments	$64,188

NOTE 8. STOCKHOLDERS' AND MEMBERS' EQUITY

Summary Capitalization

The following summarizes the capitalization and voting rights of the Company’s classes of equity as of September 30, 2022 and December 31, 2021:

		September 30,	December 31,
		2022	2021
	Authorized	Issued & Outstanding		Votes per share	Economic Rights
Preferred stock	10,000,000	None	None

Common stock:
Class A	1,200,000,000	10,940,372	9,614,523	1	Yes
Class B	150,000,000	35,395,738	35,658,013	1	No
Class C	150,000,000	49,119,976	49,505,250	10	No
Class D	150,000,000	None	None	10	Yes

Common stock reserved for issuances:
Conversion of LLC Units		84,515,714	85,163,263
Unvested LLC Units		1,007,274	1,901,977
Unvested RSUs		3,411,794	1,377,728
Stock options		513,375	1,449,181

Common LLC Units		84,515,714	85,163,263	No	Yes

The Board of Directors is authorized to direct the Company to issue shares of preferred stock in one or more series and the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through September 30, 2022, no series of preferred stock have been issued.

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

The different classes of common stock as of September 30, 2022, were held as follows:

•10,940,372 shares of Class A common stock were issued in the IPO, through subsequent conversion of LLC Units and vesting of RSUs;

•35,395,738 shares of Class B common stock are held by the Continuing Equity Owners excluding the Founders; and

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

Brilliant Earth, LLC

As of September 30, 2022, Brilliant Earth Group, Inc. holds a 11.5% economic interest in Brilliant Earth, LLC through its ownership of 10,940,372 LLC Units, but consolidates Brilliant Earth, LLC as sole managing member. The remaining 84,515,714 LLC Units representing an 88.5% interest are held by the Continuing Equity Owners and presented in the condensed consolidated financial statements as a non-controlling interest.

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

For the three and nine months ended September 30, 2022, the Company caused Brilliant Earth, LLC to issue to the Company a vested total of 19,270 and 76,227 LLC Units for RSUs, respectively. The Company also caused Brilliant Earth Group, Inc. to issue 123,853 and 602,073 shares of Class B common stock to the Continuing Equity Owners associated with LLC units which vested during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2022, there were 85,708 and 864,348 shares of Class B common stock, respectively, and nil and 385,274 shares of Class C common stock, respectively, converted to Class A common stock related to the Continuing Equity Owners. There were no stock options exercised during the three and nine months ended September 30, 2022.

Distributions to Members Related to Their Income Tax Liabilities

As a limited liability company treated as a partnership for income tax purposes, Brilliant Earth, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the LLC Agreement, Brilliant Earth, LLC is required to distribute cash, to the extent that Brilliant Earth, LLC has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Brilliant Earth, LLC taxable earnings. Brilliant Earth, LLC makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. Such distributions totaled approximately $3.3 million and $2.8 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $18.3 million and $21.4 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

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

Under the 2021 Incentive Award Plan, 10,923,912 shares of common stock were reserved for issuance pursuant to a variety of equity-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, and other equity-based awards. In addition, 1,638,586 shares of Class A common stock were reserved for issuance under our Employee Stock Purchase Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Award Plan will be increased by an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the board of directors; provided, however, that no more than 81,929,342 shares of stock may be issued upon the exercise of incentive stock options. As of September 30, 2022, 6,969,403 shares of common stock are available for future grant under the 2021 Incentive Award Plan. All of the shares of Class A common stock reserved for issuance remain available. Vesting is subject to certain change in control provisions as provided in the award agreements. Under the 2021 Employee Stock Purchase Plan, 1,638,586 shares of common stock were reserved for sale pursuant to said plan. The number of shares initially reserved for issuance under the 2021 Employee Stock Purchase Plan will be increased by an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the board of directors; provided, however, that no more than 15,839,672 shares of stock may be issued under the 2021 Employee Stock Purchase Plan.

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

The following table summarizes the activity related to the Company’s RSUs for the nine months ended September 30, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021, unvested	1,377,728	$13.15
Granted	2,623,482	$7.89
Vested	(76,227)	$12.28
Forfeited	(513,189)	$10.02
Balance as of September 30, 2022, unvested	3,411,794	$9.60

The fair value of the RSUs was based on the fair value of a Class A share of common stock at the time of grant. Total compensation expense for RSUs was approximately $2.0 million and $5.2 million, respectively, for the three and nine months ended September 30, 2022, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. No tax benefit was associated with the equity-based compensation expense for RSUs.

The unamortized compensation cost related to RSUs of $27.5 million as of September 30, 2022, is expected to be recognized over a weighted-average period of approximately 3.3 years.

Grants of Stock Options

On September 22, 2021, options to purchase 1,618,064 shares of Class A common stock with a strike price of $12.00 (per share underlying the option) were granted to certain executives, employees and members of the Board with the number of shares underlying the options determined based on the number of Class M Units reduced in the conversion of LLC Units. No additional options were granted subsequent to September 22, 2021. The awards have a time-based vesting requirement (based on continuous employment). Upon vesting, the stock options are exercisable into Class A common stock. Vesting is generally over four years from the date of grant of the related Class M Units and options may be exercised up to 10 years from the date of issuance.

The following table summarizes the activity related to the outstanding and exercisable stock options for the nine months ended September 30, 2022:

	Number of options	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,612,133	$4.28
Forfeited	(667,717)	$4.29
Outstanding as of September 30, 2022	944,416	$4.27

Vested and exercisable as of September 30, 2022	431,041	$4.25
Unvested as of September 30, 2022	513,375	$4.29
Vested and expected to vest as of September 30, 2022	944,416	$4.27

As of September 30, 2022, the vested stock options did not have an aggregated intrinsic value as the exercise price exceeded the estimated fair market value of the stock options. The stock option awards have weighted average remaining contractual terms of 9.0 years.

As discussed above, no additional stock options were granted subsequent to September 22, 2021, the discussion on such valuation model was fully described in Note 10 - "Equity-Based Compensation", to the consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data" in the 2021 Form 10-K.

Total compensation expense for stock options was approximately $0.2 million and $1.2 million, respectively, for the three and nine months ended September 30, 2022, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of September 30, 2022, total compensation cost related to unvested option awards not yet recognized was $2.2 million and the weighted-average period over which the compensation is expected to be recognized is 2.4 years.

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

The following table summarizes the activity related to the unvested LLC Units for the nine months ended September 30, 2022:

	Number of LLC Units	Weighted average grant date fair value
Balance, December 31, 2021, unvested	1,901,977	$0.52
Forfeited	(500,443)	$0.21
Vested	(394,260)	$0.50
Balance, September 30, 2022, unvested	1,007,274	$0.67

The fair value of restricted LLC Units was based on the fair value of an unrestricted LLC Unit at the date of grant. Total compensation expense for unvested LLC Units recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations were approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively and approximately $0.1 million and $0.3 million, for the three and nine months ended September 30, 2021, respectively.

The unamortized LLC Unit compensation cost of $0.6 million as of September 30, 2022 is expected to be recognized over a weighted-average period of approximately 2.3 years.

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

Tax Provision and Deferred Tax Asset

In calculating the provision for interim income taxes in accordance with ASC Topic 740, Income Taxes, an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, Brilliant Earth Group, Inc. estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period. The Company's effective tax rate of 2.9% for the nine months ended September 30, 2022, differs from the U.S. federal statutory tax rate of 21% primarily due to income associated with the non-controlling interest and state tax expense.

The Company recorded net increases in deferred tax assets of $0.3 million and $4.2 million during the three and nine months ended September 30, 2022, respectively, with a corresponding increase to additional paid in capital, resulting from changes in the outside basis difference on Brilliant Earth's investment in LLC. The Company has determined it is more-likely-than-not that it will be able to realize this deferred tax asset in the future.

The Company’s income tax provision was $0.2 million and $0.4 million for the three and nine months ended September 30, 2022, respectively. The Company's income tax provision was not material for the period from September 23, 2021 to September 30, 2021. As the IPO occurred during the quarter ended September 30, 2021, and the Company had no business transactions or activities prior to the IPO, no amounts related to the provision for income taxes were incurred for the period from January 1, 2021 to September 22, 2021.

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

The Company has recorded a liability under the tax receivable agreement of $7.4 million ($6.7 million recorded in the Payable pursuant to the Tax Receivable Agreement and $0.6 million recorded in Accrued expenses and other current liabilities) as of September 30, 2022. The tax receivable agreement provides for the payment of 85% of the amount of the tax benefits, if any, that Brilliant Earth is deemed to realize as a result of increases in the tax basis of its ownership in Brilliant Earth, LLC related to exchanges of non-controlling interest for Class A common stock. Of which, $0.6 million is expected to be paid within the next 12 months and was included within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.

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

Purchase Obligations

From time to time in the normal course of business, the Company will enter into agreements with suppliers or service providers. As of September 30, 2022, unconditional future minimum payments under agreements to purchase services primarily related to software maintenance and marketing and advertising spending. As of September 30, 2022, these commitments with a remaining term in excess of 12 months totaled $5.6 million.

Capital Commitments

The Company may enter into commitments to expand various locations, which generally include design, store construction and improvements. As of September 30, 2022, these commitments totaled $3.8 million related to the opening of new locations.

Letter of Credit

As of September 30, 2022, the Company has an unused letter of credit in the amount of $0.2 million, which was issued in lieu of a security deposit at one of its showroom locations. The certificate of deposit used to secure this letter of credit is recorded as restricted cash on the Company’s unaudited condensed consolidated balance sheets.

401(k) Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code, which provides for voluntary contributions from the Company and its employees. Contributions from the Company were $0.3 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively; and $0.7 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 12. SUBSEQUENT EVENTS

The Company entered into 9 new lease agreements in additional locations in the U.S. for showrooms, where the Company had not yet taken physical possession of nor had control of the physical use of these leased properties, with future minimum aggregate rent payments totaling approximately $17.5 million.

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

We were founded in 2005 as an e-commerce company with an ambitious mission and a single showroom in San Francisco. We have rapidly scaled our business while remaining focused on our mission and elevating the omnichannel customer experience. Through our intuitive digital commerce platform and personalized individual appointments in our showrooms, we cater to the shopping preferences of tech-savvy next-generation consumers. We create an educational, joyful, and approachable experience that is unique in the jewelry industry. As of September 30, 2022, Brilliant Earth has sold to consumers in over 50 countries.

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

We have achieved strong financial performance and rapid growth since our founding, and believe we are in the early stages of realizing our potential in a significant market opportunity.

Below is a summary of our performance for the three months ended September 30, 2022:

•Net sales of $111.4 million, up 17.0% from $95.2 million for the three months ended September 30, 2021;
•Net income of $5.7 million, up 44.3% from $4.0 million for the three months ended September 30, 2021;
•Net income margin of 5.1%, compared to 4.2% for the three months ended September 30, 2021;
•Adjusted EBITDA of $10.0 million, down 26.6% from $13.6 million for the three months ended September 30, 2021; and
•Adjusted EBITDA margin of 8.9%, compared to 14.2% for the three months ended September 30, 2021.

Below is a summary of our performance for the nine months ended September 30, 2022:

•Net sales of $320.3 million, up 24.0% from $258.3 million for the nine months ended September 30, 2021;
•Net income of $12.8 million, down 13.5% from $14.8 million for the nine months ended September 30, 2021;
•Net income margin of 4.0%, compared to 5.7% for the nine months ended September 30, 2021;
•Adjusted EBITDA of $28.0 million, down 19.1% from $34.6 million for the nine months ended September 30, 2021; and
•Adjusted EBITDA margin of 8.7%, compared to 13.4% for the nine months ended September 30, 2021.

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

Key Factors Affecting Our Performance

Our Ability to Increase Brand Awareness

Increasing brand awareness and growing favorable brand equity have been and remain key to our growth. We have a significant opportunity to continue to grow our brand awareness, broaden our customer reach, and maximize lifetime value through brand and performance marketing. We have made significant investments to strengthen the Brilliant Earth brand through our dynamic marketing strategy, which includes brand marketing campaigns across email, digital, social media, earned media, and media placements with key influencers. In order to compete effectively and increase our share of the jewelry market, we must maintain our strong customer experience, produce compelling products, and continue our mission of creating a more transparent, sustainable, compassionate and inclusive jewelry industry. Our performance will also depend on our ability to increase the number of consumers aware of Brilliant Earth and our product assortment. We believe our brand strength will enable us to continue to expand across categories and channels, to deepen relationships with consumers, and to expand our presence in U.S. and international markets.

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

We believe expanding our number of showrooms will drive accelerated growth by increasing our average order value (“AOV”) compared to e-commerce orders, improving conversion in the showrooms’ metro regions compared to pre-opening conversion, and raising our brand awareness. As of September 30, 2022, we have 22 showroom locations within the U.S. We intend to strategically open showrooms in the future, and we believe we can achieve broad national showroom coverage with far fewer locations than many traditional retailers. We rely on this highly efficient showroom model to complement our digital strategy and to continue to drive growth and profitability.

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

International Expansion

We are in the early stages of expanding globally, and a larger geographic footprint will help drive future growth. Our early proof-points from localizing our website for Canada, Australia, and the United Kingdom, and our sales to customers from over 50 countries, provide encouraging signs for future global expansion. We see strong potential in launching e-commerce in new overseas markets and new showrooms in countries where we have already established a localized digital presence. We drive brand awareness through localized marketing channels and expect our data-driven technology platform to continue providing insights for product recommendations and inventory management.

Operational and Marketing Efficiency

We have a unique, asset-light operating model with attractive working capital dynamics, capital-efficient showrooms, and a vast virtual inventory of premium natural and lab-grown diamonds that allows us to offer over 200,000 diamonds with significant value, while keeping our balance sheet inventory low. This has driven attractive inventory turns and allows us to operate with negative working capital, which we define as our current assets less cash minus our current liabilities. Our showroom strategy avoids the inefficiencies of traditional, retail-first jewelers. Our showrooms are appointment-driven with large catchment regions, so we are less reliant on expensive high foot traffic retail locations. We also curate showroom inventory for scheduled visits and require limited inventory in each location. Our tech-enabled jewelry specialist team supports online customers when not in appointment, maximizing workforce utilization. As we continue to scale our business, our future success is dependent on maintaining this capital efficient operating model and driving continued operational improvement as we expand to new locations both in the U.S. and internationally.

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

Macroeconomic Trends

We believe we are well-positioned at the intersection of key macro-level trends impacting our industry. Consumers are increasingly becoming more conscious of the products they purchase, seeking brands that stand for sustainability, supply chain transparency, and social and environmental responsibility. This has contributed to our strong brand affinity and loyalty, and further differentiates us from our competitors. Consumers are increasingly favoring seamless omnichannel shopping experiences, and we believe our model is well-suited to satisfy these consumer preferences. The current inflationary environment and changes in macro-level consumer spending trends could negatively impact our operating results.

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

The following table sets forth our key performance indicators for the periods presented (amounts in thousands, except for total orders and AOV):

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Net Sales	$111,405	$95,239	$16,166	17.0%	$320,252	$258,283	61,969	24.0%
Total Orders	36,977	28,855	8,122	28.1%	104,715	78,733	25,982	33.0%
AOV	$3,013	$3,301	$(288)	(8.7)%	$3,058	$3,280	$(222)	(6.8)%

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

Interest Expense

Interest expense primarily consists of interest incurred under the Runway Term Loan Agreement and the SVB Credit Facilities (each as defined below).

Other Income (Expense), Net

Other income (expense), net in prior years consisted primarily of the change in fair value of the warrant liability necessary to mark our warrants to fair market value. The warrant liability was settled at the time of IPO. Additionally, these expenses include losses on exchange rates on consumer payments, partially offset by interest and other miscellaneous income.

Results of Operations Data
The results of operations data in the following tables for the periods presented have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Comparison of Three Months Ended September 30, 2022 and 2021

The following table sets forth our statements of operations for the three months ended September 30, 2022 and 2021, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended September 30,
	2022		2021		Period change
	Amount	Percent	Amount	Percent	Amount	Percent
Condensed consolidated statements of operations data:
Net sales	$111,405	100.0%	$95,239	100.0%	$16,166	17.0%
Cost of sales	50,487	45.3%	47,224	49.6%	3,263	6.9%
Gross profit	60,918	54.7%	48,015	50.4%	12,903	26.9%
Operating expenses:
Selling, general and administrative	54,615	49.0%	38,147	40.1%	16,468	43.2%
Income from operations	6,303	5.7%	9,868	10.4%	(3,565)	(36.1)%
Interest expense	(778)	(0.7)%	(1,912)	(2.0)%	1,134	(59.3)%
Other income (expense), net	374	0.3%	(3,971)	(4.2)%	4,345	(109.4)%
Net income before tax	5,899	5.3%	3,985	4.2%	1,914	48.0%
Income tax expense	(180)	(0.2)%	(23)	—%	(157)	682.6%
Net income	5,719	5.1%	3,962	4.2%	1,757	44.3%
Net income allocable to non-controlling interest	5,073	4.6%	3,896	4.1%	1,177	30.2%
Net income allocable to Brilliant Earth Group, Inc.	$646	0.6%	$66	0.1%	$580	*nm

Amounts may not sum due to rounding
*nm - Not meaningful

Net Sales

Net sales for the three months ended September 30, 2022 increased by $16.2 million, or 17.0%, compared to the three months ended September 30, 2021. We experienced increases in net sales across our products, primarily driven by a 28.1% increase in order volumes due to:
•continued efficiency of our customer acquisition and conversion activities;
•an increase in orders driven by strong omnichannel performance across the Company's products and new product collection releases; and
•the opening of new showrooms.

The increase in net sales was partially offset by a decline of 8.7% in AOV driven by an increase in sales of lower price point fine jewelry and wedding bands.

Gross Profit

Gross profit for the three months ended September 30, 2022 increased by $12.9 million, or 26.9%, compared to the three months ended September 30, 2021. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 430 basis points for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by our premium brand and differentiated product offerings, performance of our pricing engine, procurement efficiencies and benefits from our enhanced extended warranty program. Gross margin improvements were also due to reduced average platinum spot prices of 13.1% and reduced average gold spot prices of 3.3% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2022 increased by $16.5 million, or 43.2% compared to the three months ended September 30, 2021. SG&A expenses as a percentage of net sales increased by 890 basis points for the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021. The increase in SG&A expenses was driven by an increase in employment expenses, marketing expenses and other selling, general and administrative expense, which increased by $7.0 million, $6.8 million, and $2.7 million, respectively, from the quarter ended September 30, 2021 to the quarter ended September 30, 2022. The increase in employment expenses was driven by a $5.4 million increase in salaries and wages, payroll taxes and other benefits expense due to the addition of corporate and showroom staff and a $1.6 million increase in equity-based compensation. The increase in marketing expenses was driven by increased investments in marketing and advertising to increase brand awareness and support strategic growth initiatives. The increase in other general and administrative expenses was principally driven by a $2.1 million increase in public company operating costs and other costs to support our growth, a $0.9 million increase in merchant bank fees, packaging supplies and other variable expenses due to revenue growth, a $0.5 million increase in rent expense, partially offset by an $0.7 million decrease in pre-opening expenses from the opening of new showrooms.

Interest Expense

Interest expense for the three months ended September 30, 2022 decreased by $1.1 million, or 59.3% compared to the three months ended September 30, 2021, primarily due to a reduction in the interest rate to approximately 4.1% pursuant to the SVB Credit Agreement (defined below) executed on May 24, 2022.

Other Income (Expense), net

Other income, net for the three months ended September 30, 2022 increased by $4.3 million, or 109.4% primarily related to expense recorded as the result of the change in the fair market value of the warrant liability during the third quarter of 2021. Additionally, the Company earned more interest and other miscellaneous income in the three months ended September 30, 2022 compared to three months ended September 30, 2021.

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table sets forth our statements of operations for the nine months ended September 30, 2022 and 2021, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Nine months ended September 30,
	2022		2021		Period change
	Amount	Percent	Amount	Percent	Amount	Percent
Condensed consolidated statements of operations data:
Net sales	$320,252	100.0%	$258,283	100.0%	$61,969	24.0%
Cost of sales	151,397	47.3%	133,148	51.6%	18,249	13.7%
Gross profit	168,855	52.7%	125,135	48.4%	43,720	34.9%
Operating expenses:
Selling, general and administrative	151,576	47.3%	97,961	37.9%	53,615	54.7%
Income from operations	17,279	5.4%	27,174	10.5%	(9,895)	(36.4)%
Interest expense	(3,700)	(1.2)%	(5,786)	(2.2)%	2,086	(36.1)%
Other income (expense), net	266	0.1%	(6,518)	(2.5)%	6,784	(104.1)%
Loss on extinguishment of debt	(617)	(0.2)%	—	—%	(617)	*nm
Net income before tax	13,228	4.1%	14,870	5.8%	(1,642)	(11.0)%
Income tax expense	(389)	(0.1)%	(23)	—%	(366)	*nm
Net income	12,839	4.0%	14,847	5.7%	$(2,008)	(13.5)%
Net income allocable to non-controlling interest	11,413	3.6%	14,781	5.7%	(3,368)	(22.8)%
Net income allocable to Brilliant Earth Group, Inc.	$1,426	0.4%	$66	—%	$1,360	*nm

Amounts may not sum due to rounding
*nm - Not meaningful

Net Sales

Net sales for the nine months ended September 30, 2022 increased by $62.0 million, or 24.0%, compared to the nine months ended September 30, 2021. We experienced increases in net sales across our products, and in both domestic and international markets, primarily driven by a 33.0% increase in order volumes due to:
•continued efficiency of our customer acquisition and conversion activities;
•an increase in orders driven by strong omnichannel performance across the Company's products and new product collection releases; and
•the opening of new showrooms.

The increase in net sales was partially offset by a decline of 6.8% in AOV driven by an increase in sales of lower price point fine jewelry.

Gross Profit

Gross profit for the nine months ended September 30, 2022 increased by $43.7 million, or 34.9%, compared to the nine months ended September 30, 2021. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 430 basis points for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by our premium brand and differentiated product offerings, performance of our pricing engine, procurement efficiencies and benefits from our enhanced extended warranty program. Gross margin improvements were also due to reduced average platinum spot prices of 14.7%, partially offset by higher average gold spot prices of 1.4% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2022 increased by $53.6 million, or 54.7% compared to the nine months ended September 30, 2021. SG&A expenses as a percentage of net sales increased by 940 basis points for the period ended September 30, 2022 compared to the period ended September 30, 2021. The increase in SG&A expenses was driven by an increase in employment expenses, marketing expenses and other general and administrative expenses, which increased by $22.1 million, $19.6 million and $11.9 million, respectively, from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The increase in employment expenses was driven by a $16.4 million increase in salaries and wages, payroll taxes and other benefits expense due to the addition of corporate and showroom staff and a $5.7 million increase in equity-based compensation. The increase in marketing expenses was driven by increased investments in marketing and advertising to increase brand awareness and support strategic growth initiatives. The increase in other general and administrative expenses was principally driven by a $6.2 million increase in public company operating costs and other costs to support our growth, a $2.7 million increase in merchant bank fees, packaging supplies and other variable expenses due to revenue growth, a $1.9 million increase in rent and occupancy expenses, and $0.6 million increase in office supplies and other related expenses.

Interest Expense

Interest expense for the nine months ended September 30, 2022 decreased by $2.1 million, or 36.1% compared to the nine months ended September 30, 2021, primarily due to a decrease in the interest rate pursuant to the third amendment of the Runway Term Loan Agreement with the previous lender, executed during the third quarter of 2021, which reduced the variable interest rate from 8.25% to 7.75%, and the LIBOR floor from 1.00% to 0.50%, and a reduction in the interest rate to approximately 4.1% pursuant to the SVB Credit Agreement (defined below) executed on May 24, 2022.

Other Income (Expense), net

Other income, net for the nine months ended September 30, 2022 increased by $6.8 million, or 104.1% primarily due to an expense of $6.3 million recorded that was related to the change in the fair market value of the warrant liability recognized during the nine months ended September 30, 2021. Additionally, the Company earned more interest and other miscellaneous income in the nine months ended September 30, 2022 compared to nine months ended September 30, 2021.

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

The following table presents a reconciliation of net income and net income margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$5,719	$3,962	$12,839	$14,847
Interest expense	778	1,912	3,700	5,786
Income tax expense	180	23	389	23
Depreciation expense	501	215	1,248	536
Amortization of cloud-based software implementation costs	50	—	86	—
Showroom pre-opening expense	796	1,517	2,602	2,198
Equity-based compensation expense	2,311	684	6,563	872
Loss on extinguishment of debt	—	—	617	—
Other (income) expense, net (1)	(374)	3,971	(266)	6,518
Transaction costs and other expense (2)	—	1,281	180	3,776
Adjusted EBITDA	$9,961	$13,565	$27,958	$34,556
Net income margin	5.1%	4.2%	4.0%	5.7%
Adjusted EBITDA margin	8.9%	14.2%	8.7%	13.4%
(1)     Other (income) expense, net for the three and nine months ended September 30, 2021 consisted primarily of the change in fair value of the warrant liability necessary to mark our warrants to fair market value. Additionally, these expenses for all periods presented include losses on exchange rates on consumer payments, partially offset by interest and other miscellaneous income.
(2)     These expenses are those that we did not incur in the normal course of business. These expenses for all periods presented include professional fees in connection with the evaluation and preparation for operations as a public company. Additionally, the expense also includes a charitable donation during the three and nine months ended September 30, 2021 and costs associated with the opening of a new operations facility for the nine month period ended September 30, 2021.

Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to LLC members, debt service, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, and borrowings under the Runway Term Loan Facility and the SVB Credit Facilities (as defined below). We have historically had negative working capital driven by our high inventory turns and typical collection of payment from customers prior to payment of suppliers. As of September 30, 2022, we had a cash balance, excluding restricted cash, of $152.9 million, working capital, excluding cash, of ($27.3) million, and the SVB Term Loan Facility with a principal balance of $64.2 million, of which $60.9 is classified as long-term, excluding unamortized debt issuance costs of $0.7 million.

We lease our showrooms and headquarters office space under operating leases pursuant to which $0.8 million is due in the year ending December 31, 2022. Total future lease payments as of September 30, 2022 are $31.2 million.

In the nine months ended September 30, 2022, the Company declared and paid $18.3 million of distributions to, or on behalf of, members associated with their estimated income tax obligations. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

Notwithstanding our obligations under the TRA discussed below, we believe that our current sources of liquidity, which include cash, and net cash provided by operating activities, will be sufficient to meet our projected operating, debt service, and tax distribution requirements for at least the next 12 months. We have capital commitments of $3.8 million related to the opening of new locations as of September 30, 2022. We also have scheduled principal repayments on our SVB Term Loan Facility as presented below.

Principal
For the three months ending December 31, 2022	$813
Years ending December 31,
2023	3,250
2024	4,062
2025	5,688
2026	6,500
2027	43,875
Total aggregate future principal payments	$64,188

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

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,
	2022	2021
Net cash provided by operating activities	$9,019	$33,821
Net cash used in investing activities	(6,566)	(4,385)
Net cash (used in) provided by financing activities	(22,387)	65,382
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,934)	94,818
Cash, cash equivalents and restricted cash at beginning of period	173,070	66,474
Cash, cash equivalents and restricted cash at end of period	$153,136	$161,292

Operating Activities

Net cash provided by operating activities was $9.0 million for the nine months ended September 30, 2022, consisting of $12.8 million in net income adjusted for $11.2 million in non-cash expense addbacks, primarily comprised of equity-based compensation, non-cash operating lease costs, depreciation, loss on extinguishment of debt, and amortization of debt issuance costs, offset by a $15.1 million decrease from changes in assets and liabilities related to operating activities. The change in assets and liabilities related to operating activities, which is the result of our revenue growth, primarily reflects a $19.6 million increase in inventories, prepaid expenses and other current assets and other assets and a $0.8 million decrease in operating lease liabilities, offset by $5.3 million increase in deferred revenue and accounts payable and accrued expenses and other current liabilities.

Net cash provided by operating activities was $33.8 million for the nine months ended September 30, 2021, consisting of $14.8 million in net income adjusted for $9.0 million in non-cash expense addbacks, primarily composed of the change in fair value of warrants, amortization of debt issuance costs, equity based compensation and depreciation expenses, plus a $9.9 million increase from changes in assets and liabilities related to operating activities. The change in assets and liabilities related to operating activities, which is the result of our revenue growth, primarily reflects a $16.7 million increase in deferred revenue, accounts payable, accrued expenses and other current liabilities and deferred rent, and a decrease in prepaid expenses and other current assets, offset by a $6.8 million increase in inventories and other assets.

Investing Activities

Net cash used in investing activities was $6.6 million for the nine months ended September 30, 2022, and $4.4 million for the nine months ended September 30, 2021, which primarily consisted of purchases of property and equipment related to new showrooms leased during each period.

Financing Activities

Net cash used in financing activities was $22.4 million for the nine months ended September 30, 2022 related to the payoff of the Runway Term Loan (defined below), tax distributions to members pursuant to the LLC Agreement and quarterly repayment on SVB Term Loan Facility (defined below), partially offset by proceeds received from the SVB Credit Facilities.

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

The SVB Credit Facilities are subject to customary affirmative covenants and negative covenants as well as financial maintenance covenants. The financial covenants are tested at the end of each fiscal quarter, beginning with the quarter ending June 30, 2022, and requires that (a) the Company and its subsidiaries not have a Consolidated Fixed Charge Coverage Ratio (defined as the ratio of (i) Consolidated EBITDA, less cash taxes (including tax distributions), less certain capital expenditures, less cash dividends and other cash restricted payments, to (ii) the sum of cash interest expense and scheduled principal payments on outstanding debt (in each case, as further defined in the SVB Credit Agreement)) of less than 1.25:1.00, (b) the Company and its subsidiaries not have a Consolidated Total Leverage Ratio of more than 4.00 to 1.00, and (c) Brilliant Earth, LLC and its subsidiaries not have a Consolidated Borrower Leverage Ratio (defined substantially similar as Consolidated Total Leverage Ratio, but limited to Brilliant Earth, LLC and its subsidiaries) in excess of 3.00 to 1.00 (which level is subject to temporary increases to 4.00 to 1.00 in connection with certain acquisitions). As of September 30, 2022, the Company was in compliance with such covenants. For additional information regarding our long-term debt activity, see Note 7, Long-Term Debt to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Regarding the ability of Brilliant Earth, LLC to make distributions to us, the terms of their financing arrangements, including the SVB Credit Facilities, contain covenants that may restrict Brilliant Earth, LLC from paying such distributions, subject to certain exceptions. Further, Brilliant Earth, LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Brilliant Earth, LLC (with certain exceptions), as applicable, exceed the fair value of its assets.

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

Contractual Obligations and Commitments

Contractual obligations with a remaining term in excess of 12 months primarily related to marketing and advertising spending as well as software maintenance totaling $5.6 million.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2021 Form 10-K and the notes to the audited consolidated financial statements included in the 2021 Form 10-K. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 Form 10-K.

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

The exemptions afforded to emerging growth companies will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our IPO (December 31, 2026), (ii) in which we have total annual gross revenue of at least $1.07 billion or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.07 billion in non-convertible debt during the prior three-year period.

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

The SVB Credit Facilities bear interest at Brilliant Earth, LLC's option, of either (a) a secured overnight financing rate plus an annual adjustment of 0.125%, plus an applicable margin of 2.25% to 2.75%, depending on the Consolidated Total Leverage Ratio (as defined below), or an alternate base rate plus an applicable margin of 1.25% to 1.75%, depending on the Consolidated Total Leverage Ratio, each subject to a 0.00% floor. In addition, the Company pays a commitment fee on the first day of each quarter on the unused amount of the SVB Revolving Credit Facility, equal to 0.25% to 0.35% per annum depending on the Consolidated Total Leverage Ratio. The Consolidated Total Leverage Ratio is defined as the ratio, as of the last day of any four fiscal quarter period, of (a) Consolidated Total Indebtedness of the Company and its subsidiaries to (b) the Consolidated EBITDA for such period (each term as further defined in the Credit Agreement). The interest rate as of September 30, 2022 was 4.12%. A 10% change in interest rates would not result in a material change to the annual interest expense.

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

Inflation and Commodity Risk

Our results are subject to risks associated with inflation including to the cost of inventory, compensation expenses, and other costs. The current inflationary environment could negatively impact our operating results.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 10, 2022            By:/s/ Jeffrey Kuo
Jeffrey Kuo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)