Form 10-K
period 2022-12-31
Brilliant Earth Group, Inc.
filed 2023-03-21
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2022
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022, was $51.2 million based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on such date. Shares of common stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2023, there were 11,566,635 shares of the registrant's Class A common stock, $0.0001 par value per share, outstanding, 35,492,492 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding, 49,119,976 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding and no shares of the registrant’s Class D common stock, $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Specifically identified portions of the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders, which will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures, and debt service obligations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms, such as “anticipate,” “believe,” “contemplate,”“continue,” “could,” “estimate,” “evolve,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “strategy,” “target,” “will,” or “would,” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict.

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

The sources of certain statistical data, estimates, and forecasts contained in this Annual Report on Form 10-K are in the following independent industry reports:

•Bain & Company, The Global Diamond Industry 2020-21, February 2021 (“The Bain Report”).
•Euromonitor International, Fine Jewellery, 2023 (“Euromonitor”).

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
•“Continuing Equity Owners” refers collectively to holders of LLC Interests (as defined below) and our Class B common stock and Class C common stock immediately following consummation of the Reorganization Transactions, including our Founders (as defined below) and Mainsail (as defined below), who may, exchange at each of their respective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock or Class C common stock (and such shares shall be immediately cancelled)), as applicable, for, at our election (determined solely by our independent directors (within the meaning of the Nasdaq rules) who are disinterested), cash or newly-issued shares of our Class A common stock or Class D common stock, as applicable.
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
•Increases in the costs of diamonds, other gemstones and precious metals, lead times, and supply shortages and supply changes could disrupt our business and have an adverse effect on our operations, financial condition, and results;
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

•An overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary or inflationary conditions, governmental instability, war or the threat of war, and natural disasters may affect consumer purchases;
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

Our made-to-order capabilities and virtual inventory model generate attractive inventory turns and negative working capital. We have achieved strong financial performance and rapid growth since our founding and believe we are in the early stages of realizing our potential in a significant market opportunity.

Below is a summary of our performance for the year ended December 31, 2022:

•Net sales of $439.9 million, up 15.7% from $380.2 million for the year ended December 31, 2021;
•Net income of $19.0 million compared to $26.3 million for the year ended December 31, 2021; and
•Net income margin of 4.3% compared to 6.9% for the year ended December 31, 2021.

Our Opportunity

Global Jewelry Market

The global fine jewelry market is estimated to be worth over $300 billion, according to Euromonitor. Despite its size, the jewelry industry is highly fragmented and includes players like mall jewelers, local independent stores, and department stores, among others. According to The Bain Report, approximately 65% of the industry is composed of thousands of small and independent jewelers, many of which are struggling to address evolving consumer preferences for personalization and e-commerce, and are further limited by reduced purchasing power and an inventory-heavy model. Mall jewelers have also been slow to modernize an outdated retail experience, and face declining foot traffic. We believe the rapidly changing industry provides ample opportunity for Brilliant Earth to take share.

The bridal category—where we currently derive a large portion of our business—is among the most resilient in the jewelry industry. Engagement and wedding rings are an enduring tradition. Each year, there are over two million marriages in the U.S. alone, according to U.S. government statistics.

Engagement rings also have a high average order value (“AOV”) and are a highly considered purchase, often one of the largest purchases that a consumer will make. Given the emotional significance of this purchase, customers often form strong connections with the company from which they buy bridal jewelry and return for special occasions or self-gifting fine jewelry purchases.

Changing consumer preferences

Millennial and Gen Z consumers are the largest opportunity for the jewelry industry. These consumers represent the core consumer of bridal-related products and a significant portion of the fine jewelry market. They are drawn to purpose-driven brands, are digitally savvy, and expect to shop whenever and wherever they want.

As consumers continue to shift purchases online, we believe consumers seek authentic brands with a strong digital presence and an engaged community. They are highly active on social media, where many proposees look for engagement ring inspiration.

While Millennial and Gen Z consumers appreciate digitally native brands, many also want an in-person experience where they can see, touch, and feel products, especially for a high value purchase. They expect to be able to shop when and where they want with a seamless journey between brick-and-mortar and online. This requires strong digital capabilities and a true omnichannel experience. Millennial and Gen Z consumers also seek purpose-driven brands that are authentic, engaged with social and environmental issues, and help them express their individuality.

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

Our custom e-commerce site guides customers through an intuitive, immersive shopping experience. Our advanced Virtual Try On and product visualization technology allow customers to envision our ring designs with diamonds and gemstones of many sizes, shapes, and colors. Dynamic product customization and an intelligent diamond recommendation engine simplify and personalize the shopping experience.

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

Our engagement rings are highly personalized to reflect our customers’ individuality and unique preferences. Through our Create Your Own model, customers choose their ideal ring design, precious metal type, and ring size, and select their diamond or gemstone from our marketplace. The customer’s one-of-a-kind ring is crafted with extraordinary care to fit the exact specifications of their chosen diamond and made just for them, typically in six to twelve business days. We believe the exacting standards of our made-to-order process deliver a higher quality finished product as compared to other offerings that use pre-fabricated rings retrofitted to accommodate a new center gemstone and ring size.

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
•Sustainable: Our jewelry is crafted from primarily recycled precious metals and arrives in our iconic ring boxes crafted with wood sourced from Forest Stewardship Council (FSC) certified forests. Our paper-based shipping boxes are FSC Recycled and made from 100% post-consumer or pre-consumer recycled content. We are committed to offsetting greenhouse gas emissions generated by our business activities through our Carbonfree® Partnership by contributing to two projects, the Envira Amazonia Project and the Texas Capricorn Ridge Wind Project.
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

Our Strengths

The Brilliant Earth Brand

We are a mission-driven, premium brand founded on core values of transparency, sustainability, inclusivity and giving back. These values resonate strongly with Millennial and Gen Z customers. We thoughtfully develop our brand messaging and customer experience to appeal to all genders, which is important because couples are increasingly shopping together for engagement and wedding rings.

Alongside our mission, we believe our joyful, premium customer experience and unique, exclusive jewelry designs drive our strong brand affinity and loyalty. Since our founding, we have fostered deep connections with our highly engaged community, leading to an outsized social media presence. We believe our brand resonance, authentic content, and focus on staying ahead of social trends have contributed to our leading engagement rates.

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

Unique and Exclusive Products

Our award-winning in-house design studio creates unique, exclusive styles that are expertly crafted to be beautiful from every angle. We leverage our data to curate collections and inform new product development strategy, so our offerings are current, fresh, and reflect consumer preferences. We have a vast collection of Beyond Conflict Free natural diamonds and lab-grown diamonds that meet what we believe are rigorous standards for sourcing and quality. Our collection offers extensive coverage across quality characteristics and price points. Through our Create Your Own model, customers can customize their jewelry to reflect their individuality and personal preferences, creating one-of-a-kind jewelry pieces. In 2020, we also released one of the industry’s first gender-fluid collections.

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

Capital Efficient Operating Model

We have an asset-light operating model with attractive working capital dynamics, capital efficient showrooms, and a vast virtual inventory of premium natural and lab-grown diamonds. We are able to offer a broad selection of diamonds while keeping our balance sheet inventory low, which has driven our attractive inventory turns. Our limited owned-inventory and rapid cash cycle—where we are typically paid by our customers before we pay our suppliers—allow us to scale with limited capital outlays. Our showroom strategy generates highly favorable unit economics and avoids the inefficiencies of traditional jewelers that have too many physical stores, employees, and inventory. Our showrooms are appointment-driven with large catchment regions, so we are less reliant on high foot traffic locations—with their high rents—than traditional retailers. We curate showroom inventory for scheduled visits and need limited inventory for each location. When not in appointment, our tech-enabled team of jewelry specialists supports online customers, maximizing workforce utilization.

Founder-Led and Diverse Leadership Team Committed to Inclusion

We care deeply about diversity, equity, and inclusion. We are led by our CEO and co-founder Beth Gerstein. Our diverse team and commitment to inclusion are integral to our company and inform our product offerings and customer experience.

Our Growth Strategies

There is a significant growth opportunity ahead. We are less than one percent penetrated in the jewelry category today. With our purpose-driven brand, digitally-driven omnichannel experience, award-winning products, and loyal customers, we believe we have significant opportunities to grow in both our existing and new markets.

Increase Brand Awareness

Increasing brand awareness and growing favorable brand equity have been and remain central to our growth. We believe we will continue to drive brand awareness through marketing, earned media, showroom expansion, and word-of-mouth referrals.

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

Expand Internationally

We are in the early stages of expanding globally and believe there is significant opportunity for expansion. Our early proof points from localizing our website for Canada, Australia, and the United Kingdom show promising growth in those markets. In addition, we have sold to customers from over 50 countries despite minimal existing language, logistics and currency support for those geographies. We believe that these are early positive signals and that there is substantial potential to launch e-commerce in new overseas markets, and new showrooms in countries where we have already established a localized digital presence.

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

As of December 31, 2022, we have 25 showrooms across the United States. Our showrooms are in prime destinations in major metro areas, including ground or upper floor locations in areas with premium retail adjacencies. We leverage data—including our own first-person customer data, revenue, e-commerce behavior, population and demographic data, and market growth—to inform our showroom real estate decisions.

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

Our unique product designs, strong mission and values and new market launches drive frequent press mentions in leading publications, including Forbes, Vogue, and WWD.

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

Sourcing and Supply Chain

Responsible sourcing is an important aspect of our mission and values. We work with a complex, global network of trusted suppliers and manufacturers who agree to our strict Supplier Code of Conduct and with whom we have developed deep relationships, generally over many years. As part of our commitment to social and environmental responsibility, we offer Beyond Conflict Free™ Diamonds, recycled precious metals and FSC-certified wood ring boxes. We strive to offer products sourced in alignment with responsible labor and environmental practices, and continually work with our suppliers to seek to improve standards and traceability.

Beyond Conflict Free™ Diamonds

We go above and beyond current industry standards to offer Beyond Conflict Free™ Diamonds that have been selected for their ethical and environmentally responsible origins. Jewelers that offer “conflict free” diamonds meet the minimum standards of the Kimberley Process’ definition, which narrowly defines conflict diamonds as “rough diamonds used to finance wars against governments.” This minimum standards definition still allows large numbers of diamonds that are tainted by violence, human rights abuses, poverty, environmental degradation, and other issues.

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

Recycled Precious Metals

We strive to use 100% recycled gold and silver and generate year over year increases in the use of recycled platinum for our products. Our precious metals are sourced from certified responsible refiners who also hold recycling certifications from the Responsible Jewellery Council or third-party validation SCS. Currently our gold and silver fine jewelry is made primarily of recycled materials, and we continue to work with our suppliers to increase the usage of recycled metal in our products.

Metal mining, and gold mining in particular, is one of the most environmentally destructive types of mining, and gold miners often earn low wages in dangerous working conditions. Our objective is to help diminish the negative impacts of dirty gold and other metals by reducing our demand for newly mined metals, focusing on recycled precious metals, and contributing to programs dedicated to improving mining practices.

Colored Gemstones

Our colored gemstone offerings include sapphires, emeralds, moissanites, and aquamarines. We strive to offer gemstones sourced in alignment with safe working conditions and environmentally responsible principles. By working with our colored gemstone suppliers to improve standards and traceability, we strive to promote higher standards for gemstone sourcing and encourage responsible practices. In 2021, we launched our Moyo Gems Collection, which empowers female artisanal miners in Tanzania through safer work environments, better mining practices, and improved equity in fair trade markets.

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

Inventory Management

We are able to offer a vast virtual inventory of diamonds while keeping our asset inventory low. Our sophisticated inventory management system and deep integration with our suppliers allow us to rapidly bring in inventory for appointments. Using our customer data, we curate the inventory for our in-person appointments, ensuring showroom visitors see a personalized and relevant selection. Pricing with our suppliers is determined based on product specifications, market conditions, and other variables. For example, diamond prices are determined based on market conditions, competition, and other factors, including the diamond’s attributes.

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

Our People

We are extremely proud of our team who embody our culture of diversity, equity and inclusion. As of December 31, 2022, we employed 591 full-time employees and 15 part-time employees in the U.S. We are deeply committed to diversity, equity, and inclusion, and we strive to embody our values through our internal practices. We are proud that women comprise majorities of our employees, senior executive team, and board of directors. We believe that diversity makes us a stronger company, and we are proud to be a DEI leader in our industry.

None of our employees are currently represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

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

Government Regulation

We are required to comply with numerous laws and regulations covering areas such as consumer protection, consumer privacy, data protection, consumer credit, payment processing, marketing and advertising, insurance, health and safety, waste disposal, supply chain integrity, truth in advertising and employment. We monitor changes in these laws to maintain compliance with applicable requirements.

We are subject to numerous local, state, federal and foreign laws and regulations regarding privacy and data protection. Regulators throughout the United States and around the world have adopted or proposed and continue to adopt and propose limitations on, or requirements regarding, the collection, disclosure, distribution, use, security and storage of personal information, payment card information or other confidential information of individuals and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. In the event of a security breach, these laws may subject us to incident response, notice and remediation costs. Failure to safeguard data adequately or to destroy data securely could subject us to regulatory investigations or enforcement actions under applicable data protection, data security, unfair practices or consumer protection laws. The scope and interpretation of these laws could change and the associated burdens and our compliance costs could increase in the future. For more information regarding the risks related to our privacy, data security and data protection practices, see “Risk Factors—Risks Related to Our Legal and Regulatory Environment—We are subject to rapidly changing and increasingly stringent laws and industry standards relating to privacy, data security, and data protection. The restrictions and costs imposed by these laws, or our actual or perceived failure to comply with them, could subject us to liabilities that adversely affect our business, operations, and financial performance.”

Seasonality

A larger share of annual revenues traditionally occurs in the fourth quarter because it includes the November and December holiday sales period.

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

Item 1A. Risk Factors

Our business involves significant risk. Stockholders should consider and read carefully all of the risks and uncertainties described below, together with all of the other information included in this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The realization of any of these risks and uncertainties could materially and adversely affect our business, financial condition, results of operations, reputation and future prospects. In such case, the market price of our Class A common stock could decline, and you may lose some or all of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below.

Risks Related to Our Business and Industry

We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.

We have grown rapidly over the last several years, and our recent growth rates and financial performance should not necessarily be considered indicative of our future performance. We were founded in 2005 and since then, we have grown to 25 showrooms across the U.S. as of December 31, 2022. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, continue to open showrooms in strategic locations, focus on innovative product and website development, and upgrade our management information systems and other processes. Our continued growth has in the past, and could in the future, strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

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

Our growth strategy contemplates a significant increase in our advertising and other marketing spending, expanding our product offerings, and expanding our showroom presence. Many of our existing showrooms are relatively new, and we cannot assure you that these showrooms or that future showrooms will generate net sales and cash flow comparable with those generated by our more mature showrooms, especially as we move to new geographic markets. We also cannot assure you that there will not be delays in the development of our planned new showrooms. Moreover, certain occurrences outside of our control such as the COVID-19 pandemic have in the past and may again result in the closure of our showrooms or delay the development of new showrooms. Further, many of our showrooms are leased pursuant to multi-year short-term leases, and our ability to negotiate favorable terms on an expiring lease or for a lease renewal option may depend on factors that are not within our control. In addition, our ability to expand our showroom presence depends on our ability to find suitable showroom locations and negotiate acceptable lease terms. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated, and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth. Failure to manage our future growth effectively could have an adverse effect on our business, financial condition, and operating results.

The industry for design-driven, responsibly-sourced fine jewelry is rapidly evolving and may not develop as we expect. Even if our net sales continue to increase, our net sales growth rates may decline in the future as a result of a variety of factors, including macroeconomic factors, changes in supply and in the supply chain, changes in consumer preferences, increased competition, and the maturation of our business. As a result, you should not rely on our net sales growth rate for any prior period as an indication of our future performance. Overall growth of our net sales will depend on a number of factors, including our ability to:

•price our products and services effectively so that we are able to attract new customers, expand our relationships with existing customers, and maintain or grow our gross profit margins;
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
•manage potential fluctuations in the supply or market conditions for natural or lab-grown diamonds and other inputs that could result in fluctuations in diamond prices and other input costs;
•provide customers with high-quality support that meets their needs;
•hire, integrate, and retain talented sales, customer service, and other personnel;
•effectively manage growth of our business, personnel, and operations, including new showroom openings;
•effectively manage our costs related to our business and operations; and
•maintain and enhance our reputation and the value of our brand.

Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. We also expect to continue to expend substantial financial and other resources to ready our business for growth, and we may fail to allocate our resources in a manner that results in increased net sales growth in our business. Additionally, we may encounter unforeseen operating expenses, challenges, complications, delays, and other unknown factors that may result in losses in future periods. Our limited operating experience at this scale, combined with the rapidly evolving nature of the market in which we sell our products and services, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue and profitability. Failure to manage our future growth effectively could have an adverse effect on our business, financial condition, and operating results. If our net sales growth does not meet our expectations in future periods, our business, financial condition, and results of operations may be harmed, and we may not sustain or increase profitability in the future.

Changes in the costs of diamonds, other gemstones and precious metals, increased lead times, supply shortages, and supply changes could disrupt our business and have an adverse effect on our operations, financial condition, and results.

Meeting customer demand partially depends on our ability to obtain timely and adequate delivery of materials for our products and services. The materials that go into the manufacturing of our products and services are sourced from a limited number of suppliers that are expected to adhere to our strict Supplier Code of Conduct and compliance requirements. Additionally, our natural diamonds in particular are subject to our Beyond Conflict Free™ Diamonds standards and Chain of Custody Protocol, requiring our suppliers to source diamonds that originate from specific mine operators that follow internationally recognized labor, trade, and environmental standards. Similarly, our gold and silver fine jewelry is crafted from recycled precious metals. Limited supply in the market poses a challenge to source recycled platinum, so we work with our suppliers to source recycled platinum when available and from refiners that are known to use recycled materials in their platinum products. We do not have long-term arrangements with most of our materials suppliers, and disruptions in the supply chain, have affected, and may in the future affect the availability and cost of recycled precious metal, Beyond Conflict Free™ Diamonds, and other materials used in our products. Additionally, our Beyond Conflict Free™ Diamonds standards go beyond the Kimberly Process definition of “conflict free” diamonds, which limits our supply of ethically and environmentally sourced diamonds more than other fine jewelers. We are therefore subject to the risk of shortages and long lead times in the supply of these materials, and the risk that our suppliers discontinue or modify materials used in our products.

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

Moreover, volatile economic conditions may make it more likely that our suppliers and logistics providers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality who meet our compliance standards at an acceptable price. In addition, international supply chains may be impacted by events outside of our control and limit our ability to procure timely delivery of supplies or finished goods and services. Importing and exporting has involved more risk as since at least the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. Several of the materials that go into the manufacturing of our products are sourced internationally. These issues have been further exacerbated by the COVID-19 pandemic: we have seen, and may continue to see, increased congestion and/or new import/export restrictions implemented at ports that we rely on for our business. These tariffs have an impact on our materials costs and have the potential to have an even greater impact depending on the outcome of the current trade negotiations. Increases in our materials costs could have a material effect on our gross margins. The loss of a significant supplier, an increase in materials costs, or delays or disruptions in the delivery of materials, could adversely impact our ability to generate future net sales and earnings and have an adverse effect on our business, financial condition, and operating results.

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

The mining, production, and inventory policies followed by major producers of rough diamonds can have a significant impact on natural diamond prices and demand, as can the inventory and buying patterns of jewelry retailers and other parties in the supply chain. The availability of diamonds is significantly influenced by the political situation in diamond producing countries and by the Kimberley Process, an inter-governmental agreement for the international trading of rough diamonds. Until acceptable alternative sources of diamonds can be developed, any sustained interruption in the supply of diamonds from significant producing countries, or to the trading in rough and polished diamonds, which could occur as a result of disruption to the Kimberley Process, could adversely affect our business, as well as the retail jewelry market as a whole. In addition, the current Kimberley Process decision-making procedure is dependent on reaching a consensus among member governments, which can result in the protracted resolution of issues, and there is little expectation of significant reform over the long-term. The impact of this review process on the supply of diamonds, and consumers’ perception of the diamond supply chain, is unknown. The possibility of constraints in the supply of diamonds we require to meet our Beyond Conflict FreeTM Diamonds requirements or our recycled or lab-grown diamonds requirements may result in changes in our supply chain practices. Additionally, a substantial increase in the supply of natural or lab-grown diamonds could result in a change in consumer perception of the value of diamonds as well as a decrease in the price of diamonds, which generally depend on the attributes of the diamond.

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

In addition, increases in labor costs for manufacturing due to compensation, wage pressure, and other expenses may adversely affect our profitability. Increases in minimum wages and other wage and hour regulations can exacerbate this risk. Additional tariffs or other future cost increases, such as increases in the cost of merchandise, shipping rates, raw material prices, freight costs, and store occupancy costs, may reduce our profitability. Inflationary pressures have and could continue to further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices and lease and utility costs, may increase our cost of products sold or selling, general, and administrative expenses. Our model and competitive pressures in the fine jewelry industry may inhibit our ability to reflect these increased costs in the prices of our products, in which case such increased costs could have a material adverse effect on our business, financial condition, and results of operations.

If we fail to cost-effectively turn existing customers into repeat customers or to acquire new customers, our business, financial condition, and results of operations would be harmed.

The growth of our business is dependent upon our ability to continue to grow by cost-effectively turn existing customers into repeat customers and adding new customers. Although we believe that many of our customers originate from word-of-mouth and other non-paid referrals, we have expended and expect to continue to expend resources and run marketing campaigns to acquire additional customers, all of which could impact our overall profitability. If we are not able to continue to expand our customer base or fail to retain customers, our net sales may grow more slowly than expected or decline.

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

Our ability to attract new customers and increase net sales from existing customers also depends in large part on our ability to enhance and improve our existing products and to introduce new products and services, in each case, in a timely manner. We also must be able to identify and originate trends, as well as anticipate and react to changing consumer demands in a timely manner. The success of new products and services depends on several factors, including their timely introduction and completion, sufficient demand, and cost effectiveness. We are building and improving machine learning models and other technological capabilities to drive improved customer experience, as well as efficiencies in our operations, such as virtual try-ons, virtual appointments with jewelry specialists, optimized payment processing and customer service, and automated key support workflows. The continuous development, maintenance and operation of our machine learning models is complex, and may involve significant expense and unforeseen difficulties including material performance problems, and undetected defects or errors, for example, with new capabilities incorporating artificial intelligence. While we expect these technologies to lead to improvements in the performance of our business and operations, including inventory prediction and customer traffic prediction and management, any flaws or failures of such technologies could cause interruptions or delays in our service, which could result in customer dissatisfaction with us and could impair our ability to grow our customer base, which may harm our business, financial condition, and results of operations.

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
•lack of market acceptance of our business model, particularly in new geographies where we seek to expand; or
•a future outbreak of disease or similar public health concern.

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
•the impact of the opening of new showrooms upon our prior showrooms in nearby geographies;
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

An overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary or inflationary conditions, governmental instability, wars and fears of war, and natural disasters, may affect consumer purchases, which could reduce demand for our products and harm our business, financial conditions, and results of operations.

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

We have a history of incurring net losses. Although we earned net income of $19.0 million, $26.3 million and $21.6 million for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively, because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to sustain profitability. Even if we do, we may not be able to sustain or increase our profitability.

While we have experienced significant revenue growth in recent periods, it is possible that this growth rate will decline or reverse in future periods.

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
•attract and retain qualified personnel to support the expansion of our business;
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

We operate in a competitive industry. Our primary competitors include global jewelry retailers and brands, department stores, and independent retailers, many of which have an online presence and/or physical stores. In addition, other retail categories and forms of expenditure, such as electronics and travel, also compete for consumers’ discretionary spending, particularly during the holiday gift giving season. The price of fine jewelry relative to other products also influences consumer spending habits for fine jewelry.

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

Maintaining adequate inventory requires significant attention and monitoring of market trends, local markets, developments with suppliers, and our distribution network, and it is not certain that we will be effective in our inventory management. We are subject to the risk of inventory loss, damage, or theft and we may experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft. In addition, any casualty or disruption to our facilities or those of our third-party suppliers may damage or destroy our inventory located there. As we expand our operations, it may be more difficult to effectively manage our inventory. If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Promoting awareness of our products and services is important to our ability to grow our business, and attracting new customers can be costly. Our marketing efforts include traditional media and online advertising, as well as third-party social media platforms as marketing tools. As traditional advertising, online, and social media platforms continue to rapidly evolve or grow more competitive, we must continue to maintain a presence on these platforms and establish a presence on new or emerging popular social media and advertising and marketing platforms.

Many customers locate our platform through internet search engines, such as Google, and advertisements on social networking sites such as Facebook and online streaming services. If we are listed less prominently or fail to appear in search results for any reason, visits to our website could decline significantly, and we may not be able to replace this traffic. Search engines revise their algorithms from time to time in an attempt to optimize their search results. If the search engines on which we rely for algorithmic listings modify their algorithms, we may appear less prominently or not at all in search results, which could result in reduced traffic to our website that we may not be able to replace. Additionally, if the costs of search engine marketing services, such as Google AdWords, increase, we may incur additional marketing expenses, we may be required to allocate a larger portion of our marketing spend to this channel or we may be forced to attempt to replace it with another channel (which may not be available at reasonable prices, if at all), and our business, financial condition, and results of operations could be adversely affected. Furthermore, social media platforms, search engines, and video streaming services may change their advertising policies from time to time. If any change to these policies delays or prevents us from advertising through these channels, it could result in reduced traffic to our website and sales. If we cannot cost effectively use these marketing tools, if we fail to promote our products and services efficiently and effectively, or if our marketing campaigns attract negative media attention, our business, financial condition, and results of operations may be adversely affected.

Additionally, changes in regulations could limit the ability of search engines and social media platforms, including, but not limited to, Google and Facebook, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data (DASHBOARD) Act would mandate annual disclosure to the SEC of the type and “aggregate value” of user data used by harvesting companies, such as, but not limited to, Facebook, Google, and Amazon, including how net sales is generated by user data and what measures are taken to protect the data. If the costs of advertising on search engines and social media platforms increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected. In addition, governmental entities may enact restrictions on the use or reach of certain platforms that are material to our marketing efforts, which may limit our ability to utilize these channels and may adversely affect our business and operating results.

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

Increasingly, in addition to the importance of their financial performance, their investors, employees, customers, governmental and regulatory bodies and other stakeholders are increasingly judging companies’ performance on a variety of environmental, social, and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance.

A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of ESG measures to their investment decisions with some relying on proprietary or third party ESG ratings to measure the performance of companies on ESG topics. Topics taken into account in such assessments include, among others, the company’s efforts and impacts, including impacts associated with our suppliers or other partners, on climate change and human rights, ethics and compliance with law, diversity, and the role of the company’s board of directors in supervising various ESG issues.

In light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role or our own ESG goals and values, including in respect of our diamond sourcing standards. This could lead to risk of litigation or reputational damage relating to our ESG policies or performance. As we continue to focus on developing ESG practices, and as investor and other stakeholder expectations, voluntary and regulatory ESG disclosure standards and policies continue to evolve, we have made disclosures in these areas. Such disclosures may reflect aspirational goals, targets, and other expectations and assumptions, which are necessarily uncertain and may not be realized. Failure to realize (or timely achieve progress on) such aspirational goals and targets could adversely affect our third party ESG ratings, our reputation or otherwise adversely affect our business and operating results.

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
•liability for online content;
•cybersecurity and data privacy concerns and regulations; and
•natural disasters or adverse weather conditions.

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

Our continued success depends on our ability to anticipate and respond in a timely and cost-effective manner to changes in consumer preferences for jewelry, natural and lab-grown diamonds and gemstones in particular, and other luxury goods, as well as attitudes towards the global jewelry industry as a whole, and the manner and locations in which consumers purchase such goods. Our business is subject to rapidly changing consumer preferences and future sales may suffer if the consumer preferences shift away from our product offerings or styles. Changes in fashion could also affect the popularity and, therefore, the value of engagement ring and fine jewelry designs and products as well as diamonds and gemstone. Any event or circumstance resulting in reduced market acceptance of one or more of our designs or offerings could reduce our sales. Unanticipated shifts in consumer preferences may also result in excess inventory. We recognize that consumer tastes cannot be predicted with certainty and are subject to change, which is compounded by the expanding use of digital and social media by consumers and the speed by which information and opinions are shared. Our product development strategy is to introduce new design collections, primarily jewelry, and/or expand certain existing collections regularly. If we are unable to anticipate and respond in a timely and cost-effective manner to changes in consumer preferences and shopping patterns, including the development of an engaging omnichannel experience for our customers, our sales and profitability could be adversely affected.

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

Our results of operations could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•our ability to accurately forecast net sales and appropriately plan our expenses, capital expenditures and expenditures on inventory;
•changes to financial accounting standards and the interpretation of those standards, which may affect the way we recognize and report our financial results;
•the effectiveness of our internal controls;
•the seasonality of our business; and
•our ability to collect payments from customers on a timely basis.

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

We have experienced and may continue to experience theft, loss, or damage to our products during the course of shipment to our customers by third-party shipping carriers or from our inventory. Additionally, as of December 31, 2022, we had 25 showrooms across the U.S. While these showrooms differ from traditional retailers in that they do not stock significant amounts of inventory to sell to consumers, they do have some products on display, and we allow customers to pick-up and return products purchased online to the store. We have taken steps to prevent loss of, damage to and theft of our products. However, if operational or security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, loss or damage which would substantially harm our business and results of operations.

We rely heavily on our information technology systems, as well as those of our third-party vendors and service providers, for our business to effectively operate and to safeguard confidential information and any significant failure, inadequacy or interruption of these systems, security breaches or loss of data could materially adversely affect our business, financial condition and operations.

We rely heavily on our information technology systems for many functions across our operations, including managing our supply chain and inventory, processing customer transactions, our financial accounting and reporting, compensating our employees, and operating our websites. Our ability to effectively manage our business and coordinate the sourcing, distribution, and sale of our products depends significantly on the reliability and capacity of these systems. We also collect, process, and store sensitive and confidential information, including our proprietary business information and personally identifiable information and that of our customers, employees, suppliers, and business partners. The secure processing, maintenance, and transmission of this information is critical to our operations.

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

Security incidents compromising the confidentiality, integrity, and availability of this information and our systems could result from cyber-attacks, computer malware, viruses, denial-of-service attacks, social engineering (including spear phishing and ransomware attacks), credential stuffing, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we rely. Such incidents may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary, and confidential information that we handle. While we employ security measures to prevent, detect, and mitigate potential for harm to our users from the misuse of user credentials on our network, these measures may not be effective in every instance. Moreover, while we maintain cybersecurity insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to these incidents. Any such breach, attack, virus, or other event could result in costly investigations, litigation, and remediation expenses exceeding applicable insurance coverage or contractual rights available to us, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our business, financial condition, and results of operations.

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

We also rely on third-party providers for website services. Although alternative website providers could support our business on a substantially similar basis to our current third-party provider, transitioning our current website infrastructure to alternative providers could potentially be disruptive, and we could incur significant one-time costs.

If we are unable to renew our agreements with our third-party providers on commercially acceptable terms, our agreements are prematurely terminated, or we add additional website providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new website providers. If our website providers increase the costs of their services, our business, financial condition, or results of operations could be materially and adversely affected.

The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across our business. For example, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our retail operations. Our business partners may have contractual rights of indemnification against us or seek to terminate our contracts with them in the event that their customer or proprietary business information is released as a result of a breach of our information technology. Security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental investigation. Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the United States, we are subject to laws in all states and numerous territories that require notification. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.

Additionally, under certain regulatory schemes, such as the California Consumer Privacy Act (“CCPA”), as subsequently amended by the California Privacy Rights Act (“CPRA”), we may be liable for statutory damages on a per breached record basis, irrespective of any actual damages or harm to the individual or significant administrative fines. This means that in the event of a security breach we could face government scrutiny, regulatory fines, remediation costs, or consumer class actions alleging statutory damages amounting to hundreds of millions, and possibly billions of U.S. dollars. And we may also be subject to civil claims under the General Data Protection Regulation (“GDPR”) and U.K. data protection laws, including representative actions and other class action type litigation. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition. Any of these events could have a significant effect on our business and financial condition. As privacy and information security laws and regulations change, we may incur additional compliance costs.

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

In February 2022, Russian military forces launched a major assault against Ukraine, and sustained conflict, instability, and disruption in the region is continuing. In response to the Russian military action, the U.S., Canada, the United Kingdom, the European Union, and others imposed sanctions against government officials, companies, individuals, regions, and industries in Russia, Ukraine, and Belarus. On March 11, 2022, the U.S. announced sanctions on multiple products of Russian origin, including diamonds. Because approximately 30% of the world’s rough diamonds are of Russian origin, sanctions by the U.S. or other governments limiting or prohibiting the importation of Russian diamonds could negatively affect the worldwide supply of diamonds. A reduction in the supply of diamonds may result in increased prices for diamonds, which, in turn, could have a material adverse effect on our operations in the form of increased costs for us and potentially lower margins. It remains unclear what impact the conflict and sanctions may have on consumer demand for diamond jewelry. We have no way to predict the outcome of the situation in Ukraine, as the conflict and governmental responses are evolving rapidly and are beyond our control. Further escalation of the military conflict, more extensive sanctions, and instability impacting the region each could have a material adverse effect on our results of operations and financial condition.

In addition, as a result of the ongoing conflict between Russia and Ukraine, we may experience other risks, difficulties and challenges in the way we conduct our business and operations generally. For example, there may be an increased risk of cybersecurity attacks due to the current conflict between Russia and Ukraine, including cybersecurity attacks perpetrated by Russia or others at its direction in response to economic sanctions and other actions taken against Russia as a result of its invasion of Ukraine. Any increase in such attacks on us or our third-party providers or other systems could adversely affect our network systems or other operations.

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
•potentially higher marketing customer support, payment processing, order fulfillment and other operational costs;
•the need to offer content and customer support in various languages;
•increased costs for fraud mitigation;
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

Historically, some of our customers have financed their purchase of our products through third-party financing providers. If we are unable to maintain our relationships with our third-party financing providers, there is no guarantee that we will be able to find replacement partners who will provide our customers with financing on similar terms, and our ability to sell our products may be adversely affected. Further, reductions in consumer lending and the availability of consumer credit could limit the number of customers with the financial means to purchase our products. Higher interest rates could increase our costs or the monthly payments for consumer products financed through other sources of consumer financing. We also offer layaway payments for both U.S. and international customers. After an initial deposit, our layaway plan allows customers to make monthly payments on any purchase. There is a risk that if credit is extended to consumers during times when economic conditions are strong, and then economic conditions subsequently deteriorate, consumers may not meet their then-current payment obligations. In the future, we cannot be assured that third-party financing providers will continue to provide consumers with access to credit or that available credit limits will not be reduced. Such restrictions or reductions in the availability of consumer credit, or the loss of our relationship with our current financing partners, could have an adverse effect on our business, financial conditions, and operating results.

Our business is affected by seasonality.

A larger share of annual revenues traditionally occurs in the fourth quarter because it includes the November and December holiday sales period. Any adverse changes in the economy and other negative impacts on discretionary spending by consumers during peak shopping quarters could unfavorably impact sales and earnings. A number of factors, such as higher unemployment, the level of consumers’ disposable income, the availability of credit, interest rates, consumer debt, and asset values, delays in the issuance of tax refunds, or deteriorating economic conditions can impact consumer spending decisions. Jewelry purchases are discretionary and are dependent on many factors relating to discretionary consumer spending, particularly as jewelry is often perceived to be a luxury purchase. In addition, in order to prepare for our peak shopping quarters, we must increase the staffing at our showrooms and order and keep in stock more merchandise than we carry during other parts of the year. This staffing increase and inventory build-up may require us to expend cash faster than is generated by our operations during these periods. We may be unable to increase staffing levels to meet our requirements, and additional staff may not perform at the levels required to support our business. Any unanticipated decrease in demand for our products during such a period could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We have funded our operations since inception primarily through equity financings, revenue generated from our products and services, and, borrowings under the Runway Term Loan Agreement and borrowings under our SVB Term Loan Facility (as defined herein). We cannot be certain that our operations will continue to generate sufficient cash to fully fund our ongoing operations and the growth of our business. We intend to continue to make investments to support the development of our products and services and will require additional funds for such development. We may need additional funding for marketing expenses and to develop and expand sales resources, develop new features or enhance our products and services, improve our operating infrastructure, support our operations, or acquire complementary businesses and technologies. Accordingly, we might need or may want to engage in future equity or debt financings to secure additional funds.

Our current debt holders and potential future debt holders have or would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

Additional financing may not be available on terms favorable to us, if at all and, due to market conditions, we may be unable to access or experience delays in accessing our existing credit facilities. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations. If we are unable to obtain adequate financing or financing on terms satisfactory to us or access our existing credit facilities, our ability to develop our products and services, support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected.

In addition, the Company maintains the majority of its cash and cash equivalents in accounts with major financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfil our obligations under such indebtedness, to react to changes in our business, and to incur additional indebtedness to fund future needs.

As of December 31, 2022, we had outstanding $63.4 million aggregate principal amount of borrowings under our SVB Term Loan Facility. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis or failure to comply with certain restrictions in our debt instruments would result in a default under our debt instruments. In the event of a default under any of our current or future debt instruments, the lenders could elect to declare all amounts outstanding under such debt instruments to be due and payable.

In addition, our indebtedness under our Term Loan Agreement bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our cash flows or business, financial condition, and results of operations.

Our SVB Term Loan Facility contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our business, financial condition, and results of operations.

The terms of our SVB Term Loan Facility include a number of covenants that limit our ability to (subject to negotiated exceptions), among other things, incur additional indebtedness, incur liens on any of our property, enter into agreements related to mergers and acquisitions, dispose of property, or pay dividends and make distributions. In addition, we are required to comply with a minimum fixed charge coverage ratio and maximum leverage ratios, tested on a quarterly basis. The terms of our SVB Term Loan Facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

A failure by us to comply with the covenants specified in the SVB Term Loan Facility could result in an event of default under the agreement, which would give the lenders the right to stop advancing money or extending credit and to declare all obligations to pay the loans when due, together with principal interest, fees, and expenses, to be immediately due and payable. If the debt under the SVB Term Loan Facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, and the lenders may foreclose on collateral, which could adversely affect our business, financial condition and results of operations.

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

For example, CPRA, which went into effect on January 1, 2023, and becomes enforceable on July 1, 2023, substantially amends CCPA and further expands the rights of California residents related to covered businesses’ use, retention, and disclosure of their of their personal information. Building on CCPA’s establishment of consumers’ rights to know and request deletion of personal information that businesses collect about them, CPRA grants consumers the right to restrict uses of certain categories of sensitive personal information that we handle; further restricts our use of cross-contextual behavioral advertising techniques by allowing consumers to opt out of both the sale and sharing of their personal information for such use; establishes restrictions on the retention of personal information; expands the types of data breaches subject to the private right of action established by CCPA; and establishes the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. Additionally, comprehensive privacy statutes that share similarities with CCPA have been enacted in Virginia (effective January 1, 2023 ), Colorado (effective July 1, 2023), Connecticut (effective July 1, 2023), and Utah (effective December 31, 2023). These comprehensive state privacy laws may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information for advertising and other purposes, our financial condition, and the results of our operations or prospects. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would increase the challenge of compliance.

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

We operate in the European Union which has adopted strict data privacy and security regulations in its General Data Protection Regulations (the "E.U. GDPR") and the U.K. which has adopted the U.K. General Data Protection Regulation and Data Protection Act 2018 (the “U.K. GDPR” and together with the EU GDPR, the “GDPR”). The GDPR imposes strict requirements on controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals, shortened timelines for data breach notifications, and restrictions on the transfer of personal data outside of the EU and U.K. The GDPR also provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection.

In addition the E.U. GDPR and U.K. GDPR each regulate cross-border transfers of personal data out of the EEA and the U.K. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers, in particular in relation to transfers to the United States. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal information could be transferred from the EEA (and the U.K.) to relevant self-certified U.S. entities. The CJEU further noted that reliance on the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. We generally rely on standard contractual clauses in our contracts involving transfers of personal information outside the EEA and the U.K., including to the United States. As the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers, we could incur additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.

Companies that violate the GDPR can face private litigation, prohibitions on data processing, and fines of up to the greater of 4% of their worldwide annual revenue or 20 million Euros (for the EU) or £17.5 million (for the U.K.). In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions).

The GDPR, other EU and other U.K. data protection laws restrict the ability of companies to market electronically, including through the use of cookies, tracking technologies, e-marketing, and similar technologies on which we rely for our marketing. In addition, recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases continues, and further requirements advocated by privacy advocates is enforced (e.g. restricting visual differences in opt-in and opt-out options offered in cookie-consent banners, requiring individual cookie opt outs, and requiring reject all buttons), this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In light of the complex and evolving nature of EU, EU Member State and U.K. privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/ change our use of such technologies, as well as civil claims including class actions, and reputational damage.

Further, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI-DSS”) issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing, and transmission of cardholder data. Compliance with PCI-DSS and implementing related procedures, technology, and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with PCI-DSS or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition, and results of operations. If there are amendments to PCI-DSS, the cost of re-compliance could also be substantial and we may suffer loss of critical data and interruptions or delays in our operations as a result. We also rely on vendors to handle certain PCI-DSS matters and to ensure PCI-DSS compliance. Despite our compliance efforts, we may become subject to claims that we have violated PCI-DSS, based on past, present, and future business practices, which could have an adverse impact on our business and reputation.

In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards by which we are legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may face substantial liability or fines. Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms or opt-out preference signals as a result of industry regulatory or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations.

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

We purchase substantially all of the resources for our products including diamonds, gemstones, precious metals, parts, packaging, and raw materials from domestic and international suppliers. For our business to be successful, our suppliers must be willing and able to provide us with resources in substantial quantities, in compliance with regulatory requirements, and further in compliance with our ethical, quality and sourcing, and environmentally responsible standards, at acceptable costs and on a timely basis. Our ability to obtain a sufficient selection or volume of resources on a timely basis at competitive prices could suffer as a result of any deterioration or change in our supplier relationships or events that adversely affect our suppliers.

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

Our natural diamonds are sourced from approved mines in countries ranked according to risk based on the Gemstones and Jewellery Community Platform Index for Conflict-Affected and High Risk Areas. A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. Furthermore, Our Beyond Conflict FreeTM Diamonds are sourced from a select group of diamond suppliers with a robust chain of custody protocol for their diamonds and are required to source diamonds that originate from specific mine operations or specific countries that have demonstrated their commitment to follow internationally recognized labor, trade, and environmental standards. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers of Beyond Conflict FreeTM Diamonds could substantially impair our ability to acquire such diamonds at commercially reasonable prices, if at all. Generally, diamond prices depend on the attributes of the diamond. Similarly, we craft our gold and silver fine jewelry from primarily recycled precious metals, and we work with our suppliers to source recycled platinum when available and from refiners that are known to use recycled materials in their platinum products. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control, including increased shipping costs, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas suppliers’ ability to produce and deliver resources, increased custom duties and tariffs, unforeseen delays in customs clearance of goods, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, port of entry issues and foreign government regulations, political instability, and economic uncertainties in the countries from which we or our suppliers source our products. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our resources are produced. Moreover, negative press or reports about internationally sourced resources may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international suppliers or internationally sourced resources could have a material adverse effect on our business, financial condition, and results of operations.

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

We significantly rely on our suppliers to promptly ship us diamonds and other fine jewelry ordered by our customers. Any failure by our suppliers to sell and ship such products to us in a timely manner will have an adverse effect on our ability to fulfill customer orders and harm our business and results of operations. Our suppliers, in turn, rely on third-party carriers to ship products to us, and in some cases, directly to our customers. We also rely on a limited number of third-party carriers to deliver inventory to us and product shipments to our customers. We and our suppliers are therefore subject to the risks, including employee strikes, inclement weather, power outages, national disasters, rising fuel costs, and financial constraints associated with such carriers’ abilities to provide delivery services to meet our and our suppliers’ shipping needs. In addition, for some customer orders we rely on third-party jewelers to assemble and ship the product. Our suppliers’, third-party carriers’, or third-party jewelers’ failure to deliver high-quality products to us or our customers in a timely manner or to otherwise adequately serve our customers would damage our reputation and brand, and substantially harm our business and results of operations.

We rely on a limited number of contract manufacturers and logistics partners for our products. A loss of any of these partners could negatively affect our business.

We rely on a limited number of contract manufacturers and logistics partners to manufacture and transport our products. In the event of interruption from any of our contract manufacturers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Our contract manufacturers’ primary facilities are principally located in the U.S., India, Mexico, and Thailand, and furthermore are geographically concentrated in limited regions of each. Thus, our business could be adversely affected if one or more of our manufacturers is impacted by a natural disaster, an epidemic such as the COVID-19 pandemic, or other interruption at a particular location. Such interruptions may be due to, among other things, temporary closures of our facilities or those of our contract manufacturers, and other vendors in our supply chain; restrictions on travel or the import/export of goods and services from certain ports that we use; and local quarantines.

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

We outsource substantially all of our core cloud infrastructure services to third-party providers, including Amazon Web Services, Salesforce and Oracle. The third-party providers provide the cloud computing infrastructure we use to host our website and mobile apps, serve our customers, and support our operations and many of the internal tools we use to operate our business. Our website, mobile apps, and internal tools use computing, storage, data transfer, and other functions and services provided by third parties. We do not have control over the operations of the facilities of the third-party providers that we use. The third-party providers’ facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures, and other events beyond our control. In the event that any third-party provider’s systems or service abilities are hindered by any of the events discussed above, particularly in a region where our website is mainly hosted, our ability to operate our business may be impaired. A decision to close the facilities without adequate notice or other unanticipated problems or disruptions could result in lengthy interruptions to our business. All of the aforementioned risks may be exacerbated if our business continuity and disaster recovery plans prove to be inadequate.

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

Under the Brilliant Earth LLC Agreement, we intend to cause Brilliant Earth, LLC, from time to time, to make distributions in cash to its equityholders (including us) in amounts sufficient to cover the taxes imposed on their allocable share of taxable income of Brilliant Earth, LLC. As a result of (1) potential differences in the amount of net taxable income allocable to us and to Brilliant Earth, LLC’s other equityholders, (2) the lower tax rate applicable to corporations as opposed to individuals, and (3) certain tax benefits that we anticipate from (a) future purchases or redemptions of LLC Interests from the Continuing Equity Owners, (b) payments under the Tax Receivable Agreement and (c) any acquisition of interests in Brilliant Earth, LLC from other equityholders in connection with the consummation of the Reorganization Transactions (as defined herein), these tax distributions may be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of a cash dividend on our Class A common stock and Class D common stock, the payment of obligations under the Tax Receivable Agreement, the declaration of a stock dividend on our Class A common stock and Class D common stock, along with the purchase of a corresponding number of common units in Brilliant Earth, LLC, or the purchase of additional common units in

Brilliant Earth, LLC, along with a recapitalization of all of the outstanding common units in Brilliant Earth, LLC and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for LLC Interests and corresponding shares of Class A common stock or Class D common stock, as applicable, will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A common stock or Class D common stock, or otherwise use the cash as described above, we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending it (or a portion thereof) to Brilliant Earth, LLC, which may result in shares of our Class A common stock and Class D common stock increasing in value relative to the value of LLC Interests. The holders of LLC Interests may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock or Class D common stock, as applicable, in exchange for their LLC Interests, notwithstanding that such holders may have participated previously as holders of LLC Interests in distributions that resulted in such excess cash balances.

The Tax Receivable Agreement with the Continuing Equity Owners requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial.

In connection with the consummation of our initial public offering of our Class A common stock, we entered into a Tax Receivable Agreement with Brilliant Earth, LLC and each of the Continuing Equity Owners (as defined herein). Under the Tax Receivable Agreement, we are required to make cash payments to the Continuing Equity Owners equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) increases in Brilliant Earth Group, Inc.’s allocable share of the tax basis of Brilliant Earth, LLC’s assets resulting from (a) Brilliant Earth Group, Inc.’s purchase of LLC Interests from each Continuing Equity Owner, (b) any future redemptions or exchanges of LLC Interests for Class A common stock or Class D common stock (or cash), and (c) certain distributions (or deemed distributions) by Brilliant Earth, LLC; and (2) certain tax benefits arising from payments under the Tax Receivable Agreement. We expect that the amount of the cash payments we will be required to make under the Tax Receivable Agreement will be substantial. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned upon continued ownership of Brilliant Earth, LLC by the exchanging Continuing Equity Owners. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. The actual increase in tax basis, and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors: including the timing of redemptions by the Continuing Equity Owners; the price of shares of our Class A common stock at the time of the exchange; the extent to which such exchanges are taxable; the amount of gain recognized by such Continuing Equity Owners; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the portion of our payments under the Tax Receivable Agreement constituting imputed interest; and the federal and state tax rates then applicable.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit holders of our Class A common stock to the same extent that they will benefit the Continuing Equity Owners.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit the holders of our Class A common stock to the same extent that it will benefit the Continuing Equity Owners. We entered into the Tax Receivable Agreement with Brilliant Earth, LLC and the Continuing Equity Owners in connection with the completion of our initial public offering and the Reorganization Transactions. The Tax Receivable Agreement provides for the payment by us to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (1) increases in Brilliant Earth Group, Inc.’s allocable share of the tax basis of Brilliant Earth, LLC’s assets resulting from (a) Brilliant Earth Group, Inc.’s purchase of LLC Interests from each Continuing Equity

Owner, (b) any future redemptions or exchanges of LLC Interests for Class A common stock or Class D common stock (or cash), and (c) certain distributions (or deemed distributions) by Brilliant Earth, LLC; and (2) certain tax benefits arising from payments under the Tax Receivable Agreement. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for our Class A common stock.

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
•costs related to intercompany reorganization;
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

The Continuing Equity Owners control, in aggregate, approximately 98.2% of the voting power represented by all our outstanding classes of stock. As a result, the Continuing Equity Owners exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our board, any amendment of our amended and restated certificate of incorporation or bylaws, and any approval of significant corporate transactions (including a sale of all or substantially all of our assets), and will continue to have significant control over our business, affairs, and policies, including the appointment of our management. The directors that the Continuing Equity Owners have the ability to elect through their voting power have the authority to incur additional debt, issue or repurchase stock, declare dividends, and make other decisions that could be detrimental to stockholders.

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

•changes in accounting principles; and
•other events or factors, including those resulting from system failures and disruptions, natural disasters, war or threats of war, acts of terrorism, an outbreak of highly infectious or contagious diseases, or responses to these events.

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

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we become involved in securities litigation, it could have a substantial cost and divert resources and the attention of management from our business regardless of the outcome of such litigation.

We cannot predict the effect our multi-class structure may have on the market price of our Class A common stock.

We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices and in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the multi-class structure of our stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies may depress valuations, compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

We are a “controlled company” within the meaning of the rules of the Nasdaq Stock Market LLC (“Nasdaq”) and, as a result, qualify for exemptions from certain corporate governance requirements and holders of our Class A common stock may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Mainsail and our Founders (as defined herein) have more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the corporate governance rules of Nasdaq. As such, we qualify for exemptions from certain corporate governance requirements, including the requirements to have a majority of independent directors on our board of directors, an entirely independent nominating and corporate governance committee, an entirely independent compensation committee or to perform annual performance evaluations of the nominating and corporate governance and compensation committees.

The corporate governance requirements and specifically the independence standards are intended to ensure that directors who are considered independent are free of any conflicting interest that could influence their actions as directors. As a result, we are not subject to certain corporate governance requirements, including that a majority of our board of directors consists of “independent directors,” as defined under the Nasdaq rules. In addition, we are not required to have a nominating and corporate governance committee or compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or to conduct annual performance evaluations of the nominating and corporate governance and compensation committees. While currently, five of the seven directors on our Board are independent under the Nasdaq Rules, and our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee each consists entirely of independent directors under the Nasdaq Rules, we may utilize certain exemptions afforded to a “controlled company” in the future.

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

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC. This reduced disclosure may make our Class A common stock less attractive to investors.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual net sales are less than $1.235 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•the last day of its fiscal year in which it has annual gross revenue of $1.235 billion or more;
•the date on which it has, during the previous three-year period, issued more than $1.235 billion in nonconvertible debt; and
•the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non‑affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been required to file annual and quarterly reports under the Exchange, for a period of at least 12 months, and (3) has filed at least one annual report pursuant to the Exchange Act.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our audited consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. Actual results could differ materially from these estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: revenue recognition, including revenue-related reserves; legal contingencies; valuation of our common stock and equity awards; income taxes; and sales and indirect tax reserves. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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

As of December 31, 2022, we have outstanding a total of 11,246,694 shares of Class A common stock. Of the outstanding shares, the 9,583,332 shares of Class A common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act, other than any shares held by our affiliates. Any shares of Class A common stock held by our affiliates will be eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

In addition, as of December 31, 2022, we have reserved 11,404,638 shares of Class A common stock for issuance under our 2021 Incentive Award Plan and 1,734,731 shares of Class A common stock for issuance under our Employee Stock Purchase Plan. Any Class A common stock that we issue under the 2021 Incentive Award Plan, the Employee Stock Purchase Plan, or other equity incentive plans that we may adopt in the future would dilute your percentage ownership in our Class A common stock.

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

The COVID-19 pandemic continues to evolve, with pockets of resurgence and the emergence of variant strains contributing to continued uncertainty about its scope, duration, severity, trajectory, and lasting impact. The effects of the COVID-19 pandemic in 2020 and 2021, including actions taken by governments and the private sector to contain the spread of the virus adversely affected global economies, financial markets, and the overall environment for our business, and the extent to which it may continue to impact our future results of operations and overall financial performance remains uncertain. The global macroeconomic effects of the pandemic may persist for an indefinite period of time, even though the pandemic has subsided.

The scope and duration of the pandemic, including any current or future resurgences, or whether additional government actions are taken to contain the virus, the impact on our customers and suppliers, the speed and extent to which markets recover from the disruptions caused by the pandemic, and the impact of these factors on our business, will depend on future developments that are highly uncertain and cannot be predicted with confidence. In addition, the global deterioration in economic conditions could also impact our business. For instance steps taken by the federal government and the Federal Reserve in response to the COVID-19 pandemic have led and continue to lead to higher inflation which has led to and could continue to lead to an increase in our costs of products and services and other operating expenses. In addition, to the extent COVID-19 adversely affects our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.

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

We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act in our annual reports. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, and we become an accelerated or large accelerated filer. As described above, we could potentially qualify as an “emerging growth company” until as late as December 31, 2026. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

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

We will continue to incur significant costs as a result of operating as a public company.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Global Market and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more difficult, time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. As a newly public company and being subject to new rules and regulations, it has become more expensive for us to obtain director and officer liability and other types of insurance and we may in the future be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action, and potentially civil litigation. These factors may, therefore, strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Our principal executive offices are located in San Francisco, CA and Denver, CO. We lease retail showroom, office and operational locations. As of December 31, 2022, we have 25 showrooms and one operations center in the United States.

The table below sets forth certain information regarding these properties, all of which are leased.

Geographic Location	Number of Locations	Square Footage
Retail Showrooms
Arizona	1	3,307
California	5	21,256
Colorado	1	11,153
Georgia	1	2,950
Illinois	1	2,200
Maryland	2	6,706
Massachusetts	1	3,761
Michigan	1	3,111
Minnesota	1	3,112
Missouri	1	2,365
New York	1	2,475
Ohio	2	4,883
Oregon	1	2,660
Pennsylvania	1	3,050
Texas	3	9,088
Washington	1	2,597
Washington, D.C.	1	4,795
Total Retail Showrooms	25	89,469

Operations center
Secaucus, New Jersey	1	23,817

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

On February 17, 2023, Plaintiff Tanisha Roberson filed a complaint against the Company in the United States District Court for Northern District of Illinois. The complaint alleges, on behalf of a putative class, that the

Company’s “Virtual Try On” feature violates the Illinois Biometric Information Privacy Act. The plaintiff seeks statutory damages, injunctive relief, attorneys’ fees and costs, and other unspecified damages. As of the date of this Annual Report on Form 10-K, the Company’s initial response to the complaint is not yet due. The Company intends to vigorously defend the alleged claims of the plaintiff and the putative class. At this time, any liability related to the alleged claims is not currently probable or reasonably estimable.

On August 26, 2021, Plaintiff Anna Lerman filed a complaint against the Company in California Superior Court for Ventura County. The complaint alleged, on behalf of a putative class, that the Company recorded telephone calls between the Company’s customers and its customer service representatives without the customers’ consent, in violation of the California Invasion of Privacy Act Sections 631 and 632.7. The plaintiff sought statutory damages, injunctive relief, attorneys’ fees and costs, and other unspecified damages. On December 20, 2022, the case was dismissed pursuant to a joint stipulation and order of dismissal.

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

Stockholders

As of March 14, 2023, there were approximately 70 holders of record of our Class A common stock, 29 holders of record of our Class B common stock and 1 holder of record of our Class C common stock. No shares of our Class D common stock are outstanding. Because some of our shares of Class A common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

Dividend Policy

Since the IPO, we have not declared or paid any cash dividends on our common stock and we do not anticipate declaring or paying any cash dividends on our Class A common stock and Class D common stock in the foreseeable future. Holders of our Class B common stock and Class C common stock are not entitled to participate in any dividends declared by our board of directors. Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock and Class D common stock depends on our receipt of cash distributions from Brilliant Earth, LLC. Our ability to pay dividends is restricted by the terms of the SVB Term Loan Facility and may be restricted by the terms of any future credit agreement, debt or preferred equity securities issued by us. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to the requirements of applicable law, compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability, industry trends, and other factors that our board of directors may deem relevant.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2022.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no unregistered sales of our equity securities during the period covered by this Annual Report on Form 10-K and no material change in the expected use of the net proceeds from our IPO, other than as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We were founded in 2005 as an e-commerce company with an ambitious mission and a single showroom in San Francisco. We have rapidly scaled our business while remaining focused on our mission and elevating the omnichannel customer experience. Through our intuitive digital commerce platform and personalized individual appointments in our showrooms, we cater to the shopping preferences of tech-savvy next-generation consumers. We create an educational, joyful, and approachable experience that is unique in the jewelry industry. As of December 31, 2022, Brilliant Earth has sold to consumers in over 50 countries.

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

Below is a summary of our performance for the year ended December 31, 2022:

•Net sales of $439.9 million, up 15.7% from $380.2 million for the year ended December 31, 2021;
•Net income of $19.0 million compared to $26.3 million for the year ended December 31, 2021;

•Net income margin of 4.3% compared to 6.9% for the year ended December 31, 2021;
•Adjusted EBITDA of $39.0 million compared to $50.5 million for the year ended December 31, 2021; and
•Adjusted EBITDA margin of 8.9% compared to 13.3% for the year ended December 31, 2021.

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

Summary of the Reorganization, Offering and Other Transactions Completed in Connection with the IPO

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

•Entered into the TRA with Brilliant Earth, LLC and the Continuing Equity Owners that provides for the payment by Brilliant Earth Group, Inc. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Brilliant Earth Group, Inc. actually realizes (or in some circumstances is deemed to realize) related to certain tax basis adjustments and payments made under the TRA.

The Brilliant Earth LLC Agreement includes a provision for the Continuing Equity Owners, subject to certain exceptions from time to time at each of their option, to require Brilliant Earth, LLC to redeem all or a portion of their LLC Units in exchange for, at the Company’s election, newly-issued shares of Class A common stock or Class D common stock, as applicable, on a one-for-one basis, or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each LLC Interest so redeemed, in each case, in accordance with the terms of the Brilliant Earth LLC Agreement.

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

We believe expanding our number of showrooms will drive accelerated growth by increasing our average order value (“AOV”) compared to e-commerce orders, improving conversion in the showrooms’ metro regions compared to pre-opening conversion, and raising our brand awareness. As of December 31, 2022, we have 25 showroom locations. We intend to strategically open showrooms in the future, and we believe we can achieve broad national showroom coverage with far fewer locations than many traditional retailers. We rely on this highly efficient showroom model to complement our digital strategy and to continue to drive growth and profitability.

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

Operational and Marketing Efficiency

We have a unique, asset-light operating model with attractive working capital dynamics, capital-efficient showrooms, and a vast virtual inventory of premium natural and lab-grown diamonds that allows us to offer a broad selection of diamonds while keeping our balance sheet inventory low. This has driven attractive inventory turns and allows us to operate with negative working capital, which we define as our current assets less cash minus our current liabilities. Our showroom strategy avoids the inefficiencies of traditional, retail-first jewelers. Our showrooms are appointment-driven with large catchment regions, so we are less reliant on expensive high foot traffic retail locations. We also curate showroom inventory for scheduled visits and require limited inventory in each location. Our tech-enabled jewelry specialist team supports online customers when not in appointment, maximizing workforce utilization. As we continue to scale our business, our future success is dependent on maintaining this capital efficient operating model and driving continued operational improvement as we expand to new locations both in the U.S. and internationally.

Costs of Operating as a Public Company

The costs of operating as a public company are significant as we are now subject to the reporting, listing, and compliance requirements of various governing bodies and applicable securities laws and regulations that we were previously not subjected to as a privately-held company. Since becoming a public company, compliance with rules and regulations has increased and may continue to increase our legal, financial, and technology compliance costs, and to make some activities more difficult, time-consuming, and costly. Remaining compliant and satisfying our obligations as a public company, while maintaining forecasted gross margins and operating results, and attracting and retaining qualified persons to serve on our board of directors, our board committees, or as our executive officers will be critical to our future success.

Macroeconomic Trends

We believe we are well-positioned at the intersection of key macro-level trends impacting our industry. Consumers are increasingly becoming more conscious of the products they purchase, seeking brands that stand for sustainability, supply chain transparency, and social and environmental responsibility. This has contributed to our strong brand affinity and loyalty, and further differentiates us from our competitors. Consumers are increasingly favoring seamless omnichannel shopping experiences, and we believe our model is well-suited to satisfy these consumer preferences. The current inflationary environment and changes in macro-level consumer spending trends, due to volatile macro-economic conditions could negatively impact our operating results.

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

We allow for certain returns within 30 days of when an order is available for shipment or pickup. We also provide one complimentary resizing for standard ring styles within 60 days of when an order is available for shipment or pickup, a lifetime manufacturing warranty (except on estate and vintage jewelry and center diamonds/gemstones), and a lifetime diamond upgrade program on all independently-graded natural diamonds. We offer an extended protection plan through a third-party that has terms ranging from two years to lifetime that vary based on the item purchased.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of marketing, advertising, and promotional expenses; payroll and related benefit costs for our employees, including equity-based compensation expense; merchant processing fees; certain facility-related costs; customer service; technology; and depreciation and amortization expenses, as well as professional fees, other general corporate expenses, and charitable donations in connection with funding the Brilliant Earth Foundation, a donor advised fund, to support our charitable giving efforts.

Interest Expense

Interest expense primarily consists of interest incurred under the Runway Term Loan Agreement and the SVB Credit Facility (each as defined below).

Other Income (Expense), Net
Other income (expense), net in prior years consisted primarily of the change in fair value of the warrant liability necessary to mark our warrants to fair market value. The warrant liability was settled at the time of IPO. Other income includes interest and other miscellaneous income, partially offset by expenses such as losses on exchange rates on consumer payments.

Income Tax Benefit

Income tax benefit represents the federal and state income or franchise taxes assessed on Brilliant Earth Group, Inc.’s share of taxable income (loss) for the period.

Results of Operations
The results of operations data in the following tables for the periods presented have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Comparison of Years Ended December 31, 2022 and 2021

The following table sets forth our statements of operations for the years ended December 31, 2022 and 2021, including amounts and percentages of net sales for each year and the year-to-year change in dollars and percent (amounts in thousands):

	Year ended December 31,
	2022		2021		Year over year change
	Amount	Percent	Amount	Percent	Amount	Percent
Consolidated statements of operations data*:
Net sales	$439,882	100.0%	$380,189	100.0%	$59,693	15.7%
Cost of sales	205,591	46.7%	192,768	50.7%	12,823	6.7%
Gross profit	234,291	53.3%	187,421	49.3%	46,870	25.0%
Operating expenses:
Selling, general and administrative	210,964	48.0%	147,291	38.7%	63,673	43.2%
Income from operations	23,327	5.3%	40,130	10.6%	(16,803)	(41.9)%
Interest expense	(4,658)	(1.1)%	(7,589)	(2.0)%	2,931	(38.6)%
Other income (expense), net	805	0.2%	(6,601)	(1.7)%	7,406	nm
Loss on extinguishment of debt	(617)	(0.1)%	—	—%	(617)	nm
Net income before tax	18,857	4.3%	25,940	6.8%	(7,083)	(27.3)%
Income tax benefit	168	—%	316	0.1%	(148)	(46.8)%
Net income	$19,025	4.3%	$26,256	6.9%	$(7,231)	(27.5)%
Net income allocable to non-controlling interest	16,890	3.8%	24,728	6.5%	(7,838)	(31.7)%
Net income allocable to Brilliant Earth Group, Inc.	$2,135	0.5%	$1,528	0.4%	$607	39.7%

* Amounts may not sum due to rounding
nm - Not meaningful

Net Sales

Net sales for the year ended December 31, 2022 increased by $59.7 million, or 15.7%, compared to the year ended December 31, 2021. We experienced increases in net sales across our products, primarily driven by a 26.6% increase in order volumes due to:

•continued efficiency of our customer acquisition and conversion activities;
•an increase in orders driven by strong omnichannel performance across the Company's products and new product collection releases; and
•the opening of new showrooms.

The increase in order volumes was partially offset by a decline of 8.6% in AOV driven by an increase in sales of lower price point fine jewelry and other products, and moderation in sales growth of products above the $10,000 price point.

Gross Profit

Gross profit for the year ended December 31, 2022 increased by $46.9 million, or 25.0%, compared to the year ended December 31, 2021. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 400 basis points for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by our premium brand and differentiated product offerings, performance of our pricing engine, procurement efficiencies and benefits from our enhanced extended warranty program. Gross margin improvements were also due to an 11.8% reduction in average platinum spot prices, partially offset by an increase of 0.2% in average gold spot prices for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2022 increased by $63.7 million, or 43.2%, compared to the year ended December 31, 2021. SG&A expenses as a percentage of net sales increased by 922 basis points for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in SG&A expenses was driven by an increase in employment expenses, marketing expenses, and other general and administrative expenses, which increased by $25.4 million, $22.9 million, and $15.3 million, respectively, from the year ended December 31, 2021 to the year ended December 31, 2022. The increase in employment expenses was driven by a $19.4 million increase in salaries and wages, payroll taxes and other benefits expense due to the addition of corporate and showroom staff and a $6.0 million increase in equity-based compensation. The increase in marketing expenses was driven by increased investments in marketing and advertising to increase brand awareness and support strategic growth initiatives. The increase in other general and administrative expenses was principally driven by a $6.2 million increase in public company operating costs and other costs to support our growth, a $2.9 million increase in merchant bank fees, packaging supplies and other variable expenses due to revenue growth, a $2.5 million increase in rent and occupancy expenses, a $1.2 million increase in pre-opening expenses from the opening of new showrooms, and $0.9 million increase in office supplies and other related expenses.

Interest Expense

Interest expense for the year ended December 31, 2022 decreased by $2.9 million, or 38.6%, compared to the year ended December 31, 2021, primarily due to a reduction in the interest rate pursuant to the SVB Credit Agreement (defined below) executed on May 24, 2022. The decrease is also driven by a decrease in the interest rate pursuant to the third amendment of the Runway Term Loan Agreement with the previous lender, executed during the third quarter of 2021, which reduced the variable interest rate from 8.25% to 7.75%, and the LIBOR floor from 1.00% to 0.50%.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2022 increased by $7.4 million, compared to the year ended December 31, 2021, primarily due to a $6.3 million expense recorded as a result of the change in the fair market value of the warrant liability for the year ended December 31, 2021. Additionally, the company earned more interest and other miscellaneous income in the year ended December 31, 2022 compared to the year ended December 31, 2021.

Income Tax Benefit

Brilliant Earth Group, Inc.’s income tax benefit was $0.2 million for the year ended December 31, 2022 decreasing by $0.1 million compared to the period from September 23, 2021 to December 31, 2021.

Brilliant Earth Group, Inc. had no business transactions or activities prior to the IPO, and accordingly, no amounts related to income taxes were incurred by the Company. The effective tax rate is a benefit of 8.6% which differs from the expected rate of 21.0% due to the equity interest in earnings of subsidiary not being taxable (permanent difference), the income from the investee per K-1 (inside basis difference), and the loss from the step up in outside basis.

Net Income Allocable to Non-Controlling Interests

The net income allocable to the non-controlling interests (“NCI”) of Brilliant Earth, LLC was $16.9 million, and 88.3% of pre-tax earnings of the Company for the year ended December 31, 2022, compared to $24.7 million and 89.9% of pre-tax earnings of the Company for the period September 31, 2021 through December 31, 2021.

Comparison of Years Ended December 31, 2021 and 2020

For a comparison of our results of operations for the fiscal years ended December 31, 2021 and 2020, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 22, 2022.

Key Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

The following table sets forth our key performance indicators for the periods presented (amounts in thousands, except for total orders and AOV):

	For the years ended December 31,
	2022	2021	Change	% Change
Net Sales	$439,882	$380,189	$59,693	15.7%
Total Orders	149,613	118,208	31,405	26.6%
AOV	$2,940	$3,216	$(276)	(8.6)%

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

The following table presents a reconciliation of net income and net income margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the years presented (in thousands):

	For the years ended December 31,
	2022	2021
Net income	$19,025	$26,256
Interest expense	4,658	7,589
Income tax benefit	(168)	(316)
Depreciation expense	1,922	860
Amortization of cloud-based software implementation costs	263	—
Showroom pre-opening expense	4,450	2,773
Equity-based compensation expense	8,840	2,795
Loss on extinguishment of debt	617	—
Other (income) expense, net (1)	(805)	6,601
Transaction costs and other expenses (2)	180	3,926
Adjusted EBITDA	$38,982	$50,484
Net income margin	4.3%	6.9%
Adjusted EBITDA margin	8.9%	13.3%
(1) Other expense, net for the year ended December 31, 2021 consists primarily of the change in fair value of the warrant liability necessary to mark our warrants to fair market value. Please see Note 1, Business and Organization in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information. Other income includes interest and other miscellaneous income, partially offset by expenses such as losses on exchange rates on consumer payments.
(2) These expenses are those that we did not incur in the normal course of business. These expenses for all years presented include professional fees in connection with the evaluation and preparation for operations as a public company. Additionally, the expense also includes a charitable donation and costs associated with the opening of a new operations facility for the year ended December 31, 2021.

Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to LLC members, debt service, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, and borrowings under the Runway Term Loan Facility and the SVB Credit Facilities (as defined below). We have historically had negative working capital driven by our high inventory turns and typical collection of payment from customers prior to payment of suppliers. As of December 31, 2022, we had a cash balance, excluding restricted cash, of $154.6 million, and working capital, excluding non-restricted cash, of $(23.2) million.

In addition, we have a Term Loan with a principal balance of $63.4 million, excluding unamortized debt issuance costs of $0.7 million, of which $60.1 million is classified as long-term.

We lease our showrooms and headquarters office space under non-cancelable lease agreements whereby $5.2 million is due in the year ended December 31, 2023. Total future lease payments as of December 31, 2022 are $38.3 million.

For the twelve months ended December 31, 2022, the Company declared and paid $18.3 million of distributions to, or on behalf of, members associated with their estimated income tax obligations. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

We believe that our current sources of liquidity, which include cash, and net cash provided by operating activities, will be sufficient to meet our projected operating, debt service, and tax distribution requirements for at least the next 12 months following the filing of this Annual Report on Form 10-K.

We have capital commitments of $2.8 million related to the opening of new locations as of December 31, 2022. We also have scheduled principal repayments on our SVB Term Loan Facility as presented below.

Principal
Years ending December 31,
2023	$3,250
2024	4,062
2025	5,688
2026	6,500
2027	43,875
Total aggregate future principal payments	$63,375

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

Cash Flows from Operating, Investing, and Financing Activities — Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	Years ended December 31,
	2022	2021
Net cash provided by operating activities	$14,506	$46,078
Net cash used in investing activities	(9,124)	(5,606)
Net cash (used in) provided by financing activities	(23,598)	66,124
Net (decrease) increase in cash, cash equivalents, and restricted cash	(18,216)	106,596
Cash, cash equivalents and restricted cash at beginning of year	173,070	66,474
Cash, cash equivalents and restricted cash at end of year	$154,854	$173,070

Operating Activities

Net cash provided by operating activities was $14.5 million for the year ended December 31, 2022, consisting of $19.0 million in net income adjusted for $15.2 million in non-cash expense addbacks, primarily composed of equity based compensation, operating lease costs, depreciation expense, loss on extinguishment of debt and amortization of debt issuance costs, partially offset by a $19.7 million decrease from changes in assets and liabilities related to operating activities. The change in assets and liabilities related to operating activities, which is the result of the growth of our business, primarily reflects a $22.2 million increase in inventories, prepaid expenses and other current assets, other assets, and a decrease in operating lease liability and deferred revenue, partially offset by a $2.5 million increase in accounts payable, accrued expenses and other current liabilities.

Net cash provided by operating activities was $46.1 million for the year ended December 31, 2021, consisting of $26.3 million in net income adjusted for $11.4 million in non-cash expense addbacks, primarily composed of the change in fair value of warrants, equity based compensation, amortization of debt issuance costs and depreciation expense, plus a $8.4 million increase from changes in assets and liabilities related to operating activities. The change in assets and liabilities related to operating activities, which is the result of the growth of our business, primarily reflects a $25.2 million increase in accounts payable, accrued expenses, and other current liabilities, deferred revenue, and deferred rent, offset by $16.8 million increase in inventories, prepaid expenses and other current assets, and other assets.

Investing Activities

Net cash used in investing activities was $9.1 million for the year ended December 31, 2022, and $5.6 million for the year ended December 31, 2021, which primarily consisted of purchases of property and equipment related to new facilities leased during the years ended December 31, 2022 and December 31, 2021.

Financing Activities

Net cash used in financing activities was $23.6 million for the year ended December 31, 2022 which related to the payoff of the Runway Term Loan (defined below), tax distributions to members pursuant to the LLC Agreement of $18.3 million and the quarterly repayment on SVB Term Loan Facility (defined below), partially offset by proceeds received from the SVB Credit Facilities.

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

Cash Flows from Operating, Investing, and Financing Activities — Comparison of Years Ended December 31, 2021 and 2020

For a comparison of our cash flow activities for the fiscal years ended December 31, 2021 and 2020, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 22, 2022.

Runway Term Loan Agreement

On September 30, 2019, we entered into a Loan and Security Agreement with Runway Growth Finance Corp. (f/k/a Runway Growth Credit Fund Inc.) ( “Runway”) which, as subsequently amended, provided for up to $65.0 million of borrowings (as subsequently amended, the “Runway Term Loan”). The Runway Term Loan bore interest at a variable rate equal to LIBOR (at a floor of 0.50%) plus 7.75%. The Runway Term Loan was secured by substantially all of the assets of the Company and required us to comply with various affirmative and negative debt covenants.

We were required to make interest-only payments on the Term Loan through April 15, 2022 (the “Amortization Date”). The Term Loan began amortizing on the Amortization Date, with equal monthly payments of principal, which would fully amortize the principal amount of the Term Loan by October 15, 2023, plus interest being made by us to Runway in consecutive monthly installments until October 15, 2023. The Term Loan carried a prepayment fee of 3.00% declining to 0.00% based on the anniversary date of payment; and, a final payment fee equal to 4.50% of the principal amount repaid upon maturity or prepayment, plus $0.2 million. In the event that we chose to partially prepay the Term Loan, we were obligated to make a partial final payment on the date of such prepayment.

On May 24, 2022, concurrently with entry into the SVB Credit Agreement (as defined below), the Company repaid all outstanding amounts under the Runway Term Loan, totaling $58.2 million with proceeds from the SVB Credit Agreement. In connection with the repayment and termination of the Runway Term Loan, the Company was required to pay a 1.00% prepayment fee, plus a final payment fee. The Runway Term Loan was scheduled to mature on October 15, 2023.

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

Proceeds from the SVB Credit Facilities were used on the Closing Date to refinance existing indebtedness, pay related fees and expenses, and will be used from and after the Closing Date for working capital and general corporate purposes. The SVB Credit Facilities mature on May 24, 2027 (the “SVB Maturity Date”). As of December 31, 2022, there are no amounts outstanding under the SVB Revolving Credit Facility and there were $63.4 million of total debt outstanding under the SVB Term Loan Facility, of which $60.1 million is classified at long-term debt.

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

The SVB Credit Facilities are subject to customary affirmative covenants and negative covenants as well as financial maintenance covenants. The financial covenants are tested at the end of each fiscal quarter, beginning with the quarter ended June 30, 2022, and requires that (a) the Company and its subsidiaries not have a Consolidated Fixed Charge Coverage Ratio (defined as the ratio of (i) Consolidated EBITDA, less cash taxes (including tax distributions), less certain capital expenditures, less cash dividends and other cash restricted payments, to (ii) the sum of cash interest expense and scheduled principal payments on outstanding debt (in each case, as further defined in the SVB Credit Agreement)) of less than 1.25 to 1.00, (b) the Company and its subsidiaries not have a Consolidated Total Leverage Ratio of more than 4.00 to 1.00, and (c) Brilliant Earth, LLC and its subsidiaries not have a Consolidated Borrower Leverage Ratio (defined substantially similar as Consolidated Total Leverage Ratio, but limited to Brilliant Earth, LLC and its subsidiaries) in excess of 3.00 to 1.00 (which level is subject to temporary increases to 4.00 to 1.00 in connection with certain acquisitions). As of December 31, 2022 the Company was in compliance with such covenants. For additional information regarding our long-term debt activity, see Note 8, Debt to the audited consolidated financial statements included elsewhere in the Annual Report on Form 10-K.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. In addition to the SVB Credit Facilities described above, the Company also has deposit accounts at SVB. On March 14, 2023, the FDIC announced the establishment of Silicon Valley Bridge Bank, N.A. (the “Bridge Bank”) which assumed the deposits and obligations of SVB. As of the date these financial statements are issued, the Company has approximately $0.2 million in deposit accounts at the Bridge Bank. The Company does not anticipate any losses with respect to its funds deposited with SVB or the Bridge Bank. Although the FDIC has announced that the Bridge Bank will perform all contractual obligations of SVB, the Company continues to monitor developments, including additional announcements from regulatory authorities, that could impact the SVB Credit Facilities.

Additional Liquidity Requirements

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

See “Risk Factors—Risks Related to Our Organizational Structure.”

Contractual Obligations and Commitments

From time to time in the normal course of business, the Company will enter into agreements with suppliers or service providers. As of December 31, 2022, contractual obligations with a remaining term in excess of 12 months primarily related to marketing and advertising spending as well as software maintenance totaling $5.3 million. For additional information on our contractual obligations and commitments, see Note 7, Leases, Note 9, Stockholders’ Equity and Members Units Including Redeemable Convertible Class P Units and Note 12, Commitments and Contingencies, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The amounts to be recorded for both the deferred tax asset and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income. We currently believe that all deferred tax assets will be recovered based upon the projected profitability of our operations. Judgment is required in assessing the future tax consequences of events that have been recognized in Brilliant Earth Group, Inc.’s financial statements. A change in the assessment of such consequences, such as realization of deferred tax assets, changes in tax laws or interpretations thereof could materially impact our results.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Brilliant Earth Group, Inc.
San Francisco, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Brilliant Earth Group, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in redeemable convertible preferred units and equity/members’ (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company has changed its method of accounting for leases in fiscal 2022 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

/s/ BDO USA, LLP
We have served as the Company's auditor since 2021.
Denver, Colorado
March 21, 2023

Brilliant Earth Group, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$154,649	$172,865
Restricted cash	205	205
Inventories, net	39,331	24,743
Prepaid expenses and other current assets	11,764	8,178
Total current assets	205,949	205,991
Property and equipment, net	16,554	6,732
Deferred tax assets	8,948	4,407
Operating lease right of use assets	27,812	—
Other assets	3,311	601
Total assets	$262,574	$217,731

Liabilities and equity
Current liabilities:
Accounts payable	$11,032	$14,480
Accrued expenses and other current liabilities	37,833	28,756
Current portion of deferred revenue	18,505	18,818
Current portion of operating lease liabilities	3,873	—
Current portion of long-term debt	3,250	30,789
Total current liabilities	74,493	92,843

Long-term debt, net of debt issuance costs	59,462	32,789
Operating lease liabilities	28,537	—
Deferred rent	—	2,507
Payable pursuant to the Tax Receivable Agreement	6,893	3,775
Other long-term liabilities	48	2,979
Total liabilities	169,433	134,893

Commitments and contingencies (Note 12)

Equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, none issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Class A common stock, $0.0001 par value - 1,200,000,000 shares authorized; 11,246,694 and 9,614,523 shares issued and outstanding at December 31, 2022 and 2021, respectively	1	1
Class B common stock, $0.0001 par value - 150,000,000 shares authorized; 35,482,534 and 35,658,013 shares issued and outstanding at December 31, 2022 and 2021, respectively	4	4
Class C common stock, $0.0001 par value - 150,000,000 shares authorized; 49,119,976 and 49,505,250 shares issued and outstanding at December 31, 2022 and 2021, respectively	5	5
Class D common stock, $0.0001 par value - 150,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	7,256	6,865
Retained earnings	3,663	1,528
Equity attributable to Brilliant Earth Group, Inc.	10,929	8,403
NCI attributable to Brilliant Earth, LLC	82,212	74,435
Total equity	93,141	82,838
Total liabilities and equity	$262,574	$217,731

The accompanying notes are an integral part of these consolidated financial statements.

Brilliant Earth Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)

	Years ended December 31,
	2022	2021	2020
Net sales	$439,882	$380,189	$251,820
Cost of sales	205,591	192,768	139,518
Gross profit	234,291	187,421	112,302
Operating expenses:
Selling, general and administrative	210,964	147,291	85,710
Income from operations	23,327	40,130	26,592
Interest expense	(4,658)	(7,589)	(4,942)
Other income (expense), net	805	(6,601)	(74)
Loss on extinguishment of debt	(617)	—	—
Income before tax	18,857	25,940	21,576
Income tax benefit	168	316	—
Net income	19,025	26,256	$21,576
Net income allocable to non-controlling interest	16,890	24,728
Net income allocable to Brilliant Earth Group, Inc.	$2,135	$1,528

	Year Ended December 31, 2022	Period from September 23, 2021 to December 31, 2021
Earnings per share:
Basic	$0.20	$0.16
Diluted	$0.15	$0.10
Weighted average shares of common stock outstanding:
Basic	10,687,732	9,590,443
Diluted	96,505,325	96,741,421

The accompanying notes are an integral part of these consolidated financial statements.

Brilliant Earth Group, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED UNITS AND EQUITY/ MEMBERS’ (DEFICIT)
(in thousands except share amounts)

	Brilliant Earth, LLC (prior to Reorganization Transactions) Note 9				Brilliant Earth Group, Inc. Stockholders’ Equity
	Class P		Class F Units and Class M Units		Class A Common Stock		Class B Common Stock		Class C Common Stock					Non-Controlling Interest
	Total units	Total amounts	Total Units	Total Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity	Amounts	Total Equity
Balance, January 1, 2020	32,435,595	$80,829	52,595,807	$(91,519)											$(91,519)
Special distribution to members	—	(10,000)	—	(20,000)											(20,000)
Vested Class M Units	—	—	174,847	—											—
Equity-based compensation	—	—	—	46											46
Net income	—	3,997	—	17,579											17,579
Adjustment of redeemable convertible preferred units to redemption value	—	(8,499)	—	8,499											8,499
Balance, December 31, 2020	32,435,595	$66,327	52,770,654	$(85,395)											$(85,395)
Tax distributions to members prior to the Reorganization Transactions and IPO	—	(9,755)	—	(11,643)											(11,643)
Vested Class M Units	—	—	556,446	—											—
Equity-based compensation prior to the Reorganization Transactions and IPO	—	—	—	246											246
Net income prior to the Reorganization Transactions and IPO	—	5,466	—	8,526											8,526
Adjustment of redeemable convertible preferred units to redemption value	—	327,189	—	(327,189)											(327,189)
Reorganization Transactions	(32,435,595)	(389,227)	(53,327,100)	415,455	—	$—	36,064,421	$4	50,232,863	$5	$—	$—	$9	$(19,813)	$395,651
IPO Transactions	—	—	—	—	9,583,332	1	(522,386)	—	(727,613)	—	4,099	—	4,100	83,456	87,556
Increase in deferred tax asset from step-up tax basis related to redemption of LLC Units and set-up of TRA liability	—	—	—	—	—	—	—	—	—	—	316	—	316	—	316
Conversion of Class B to Class A common stock	—	—	—	—	28,053	—	(28,053)	—	—	—	—	—	—	—	—
RSU vesting during period, net of shares withheld for payroll taxes	—	—	—	—	3,138	—	—	—	—	—	—	—	—	—	—
Class B shares issued upon vesting of LLC units	—	—	—	—	—	—	144,031	—	—	—	—	—	—	—	—
Equity-based compensation subsequent to the Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	2,450	—	2,450	99	2,549
Tax distributions to members subsequent to the Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	—	—	—	(43)	(43)
Net income subsequent to the Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	—	1,528	1,528	10,736	12,264
Balance, December 31, 2021	—	$—	—	$—	9,614,523	$1	35,658,013	$4	49,505,250	$5	$6,865	$1,528	$8,403	$74,435	$82,838
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,316)	(18,316)
Conversion of Class B and Class C to Class A common stock	—	—	—	—	1,281,052	—	(895,778)	—	(385,274)	—	—	—	—	—	—
RSU vesting during period	—	—	—	—	351,119	—	—	—	—	—	—	—	—	—	—
Class B shares issued upon vesting of LLC units	—	—	—	—	—	—	720,299	—	—	—	—	—	—	—	—
Increase in deferred tax asset from step-up tax basis related to redemption of LLC Units and set-up of TRA liability	—	—	—	—	—	—	—	—	—	—	754	—	754	—	754
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	8,568	—	8,568	272	8,840
Net income	—	—	—	—	—	—	—	—	—	—	—	2,135	2,135	16,890	19,025
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	—	—	—	—	(8,931)	—	(8,931)	8,931	—
Balance, December 31, 2022	—	$—	—	$—	11,246,694	$1	35,482,534	$4	49,119,976	$5	$7,256	$3,663	$10,929	$82,212	$93,141
The accompanying notes are an integral part of these consolidated financial statements.

Brilliant Earth Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2022	2021	2020
Operating activities
Net income	$19,025	$26,256	$21,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,922	860	646
Equity-based compensation	8,840	2,795	46
Non-cash operating lease cost	3,229	—	—
Change in fair value of warrants	—	6,331	—
Amortization of debt issuance costs	592	1,717	1,121
Loss on extinguishment of debt	617	—	—
Deferred tax benefit	(168)	(316)	—
Other	180	39	118
Changes in assets and liabilities:
Inventories	(14,751)	(11,202)	(2,825)
Prepaid expenses and other current assets	(1,848)	(5,239)	(675)
Other assets	(2,292)	(343)	(6)
Accounts payable, accrued expenses and other current liabilities	2,491	15,281	4,329
Deferred revenue	(455)	8,054	2,365
Operating lease liabilities	(2,876)	—	—
Deferred rent	—	1,845	28
Net cash provided by operating activities	14,506	46,078	26,723
Investing activities
Purchases of property and equipment	(9,124)	(5,606)	(584)
Net cash used in investing activities	(9,124)	(5,606)	(584)
Financing activities
Proceeds received from Silicon Valley Bank ("SVB") term loan facility	65,000	—	—
Repayment of Runway term loan	(58,158)	—	—
Tax distributions to members	(18,316)	(21,441)	—
Principal payments on Runway term loan	(6,842)	—	—
Final payment and prepayment penalty on Runway term loan	(2,408)	—	—
Payments of debt issuance costs	(1,249)	—	(263)
Payments on SVB term loan	(1,625)	—	—
Redemption of LLC Units	—	(14,025)	—
Payments of deferred offering costs	—	—	—
Issuance of Class A common stock in IPO, net of underwriting discounts and offering costs	—	101,581	—
Issuance of Class B and C shares of common stock	—	9	—
Special distributions to members	—	—	(30,000)
Proceeds received from term loan	—	—	30,000
Borrowings from PPP loan	—	—	2,657
Repayments on PPP loan	—	—	(2,657)
Net cash (used in) provided by financing activities	(23,598)	66,124	(263)
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,216)	106,596	25,876
Cash, cash equivalents and restricted cash at beginning of period	173,070	66,474	40,598
Cash, cash equivalents and restricted cash at end of period	$154,854	$173,070	$66,474

Non-cash investing and financing activities
Right-of-use assets and operating lease liabilities	$13,970	$—	$—
Deferred tax assets associated with redemption of LLC Units	$4,374	$4,091	$—
TRA Obligation associated with redemption of LLC Units	$3,620	$3,775	$—

Purchases of property and equipment included in accounts payable and accrued liabilities	$2,636	$21	$89
Credit to APIC related to redemption of LLC Units	$754	$316	$—
Conversion of Class F and Class M Units to Common LLC Units	$—	$415,455	$—
Conversion of Class P Units to Common LLC Units	$—	$389,227	$—
Adjustment of redeemable convertible preferred units to redemption value	$—	$327,189	$8,499
Net exercise of warrants on Common LLC Units	$—	$6,415	$—
Debt issuance costs capitalized to principal of long-term debt	$—	$349	$1,302
Issuance of warrants	$—	$—	$1
Supplemental information
Cash paid for interest	$3,827	$5,894	$3,722
Cash paid for taxes	$175	$—	$—

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

The Company designs, procures and sells ethically-sourced diamonds, gemstones and jewelry online and through 25 showrooms operating within the United States ("U.S.") as of December 31, 2022. Co-headquarters are located in San Francisco, California and Denver, Colorado.

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

Summary of the Reorganization, Offering and Other Transactions Completed in Connection with the IPO

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

The Brilliant Earth LLC Agreement includes a provision for the Continuing Equity Owners, subject to certain exceptions from time to time at each of their option, to require Brilliant Earth, LLC to redeem all or a portion of their LLC Units in exchange for, at the Company’s election, newly-issued shares of Class A common stock or Class D common stock, as applicable, on a one-for-one basis, or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each LLC Interest so redeemed, in each case, in accordance with the terms of the Brilliant Earth LLC Agreement.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements for the periods prior to the Reorganization Transactions and IPO have been presented to combine the previously separate entities. The consolidated financial statements have been prepared in accordance with U.S. GAAP and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect the financial position, results of operations and cash flows of the Company. As an emerging growth company (“EGC”), the Company has elected to use extended transition periods available to EGC companies for complying with new or revised accounting standards. These accounting policies have been consistently applied in the preparation of the consolidated financial statements.

Certain reclassifications have been made to prior period amounts to conform to the current presentation. These reclassifications had no impact on net income, cash flows or stockholders’/member’s deficit previously reported.

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

The non-controlling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in Brilliant Earth, LLC held by the Continuing Equity Owners. The non-controlling interest on the consolidated balance sheets represent the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of December 31, 2022, the non-controlling interest was 88.3%. At the end of each reporting period, equity related to Brilliant Earth, LLC that is attributable to Brilliant Earth Group, Inc. and Continuing Equity Owners is rebalanced to reflect Brilliant Earth Group, Inc.'s and Continuing Equity Owners' ownership in Brilliant Earth, LLC.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Some of the more significant estimates include inventory valuation, allowance for sales returns, estimates of current and deferred income taxes payable pursuant to the tax receivable agreement, useful lives and depreciation of long-lived assets, fair value of equity-based compensation, and prior to the Reorganization Transactions, the warrants and the redemption value of the redeemable Class P Units. Actual results could differ materially from those estimates. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in its business or new information available.

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

At December 31, 2022 and 2021, there were no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

Through the date of the IPO, the Class P Units and warrants on Class P Units were the only financial instruments (assets or liabilities) measured at fair value on a recurring basis. As discussed in Note 1, Business and organization, the securities converted into LLC Interests in connection with the IPO and are now classified as equity. The fair value of the Class P Units and the warrants on Class P Units as of September 22, 2021 just before conversion into common LLC Units were $389.2 million and $6.4 million, respectively; these securities are no longer subject to this fair value disclosure. See Note 9, Stockholders’ Equity and Members Units Including Redeemable Convertible Class P Units, for further discussion.

The carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities and were classified as Level 1. The carrying value of long-term debt, net of debt issuance costs, also approximates its fair value, which has been estimated by management based on the consideration of applicable interest rates (including certain instruments at variable or floating rates) for similar types of borrowing arrangements and were classified as Level 2. Redeemable
Convertible Class P Units and Class P Units underlying warrants were classified as Level 3 until the IPO at which time the securities were converted into LLC Interests.

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

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. On March 14, 2023, the FDIC announced the establishment of Silicon Valley Bridge Bank, N.A. (the “Bridge Bank”) which assumed the deposits and obligations of SVB. The Company had deposit accounts at SVB and continues to have deposit accounts with the Bridge Bank. As of the the date these financial statements are issued, the Company has approximately $0.2 million in deposit accounts at the Bridge Bank. The Company does not anticipate any losses with respect to its funds that had been deposited with SVB. See Note 13, Subsequent Events, for further discussion.

The Company’s ability to procure diamonds, gemstones and to produce jewelry is dependent on its relationships with various suppliers. No supplier accounted for more than 10% of inventory purchases in a given year during the years ended December 31, 2022, 2021, and 2020.

Cash and Cash Equivalents, and Restricted Cash

All highly liquid investments with an original maturity of three months or less and deposits in transit from banks for payments related to third-party credit and debit card transactions are considered to be cash equivalents. Credit and debit card transactions are short-term and highly liquid in nature.

Restricted cash as of December 31, 2022 and 2021 pertains to funds of $0.2 million securing a letter of credit in lieu of a security deposit related to a lease at one of the Company’s showroom locations.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash from the consolidated balance sheets to the statements of cash flows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	December 31,
	2022	2021	2020
Cash and cash equivalents	$154,649	$172,865	$66,269
Restricted cash	205	205	205
Total	$154,854	$173,070	$66,474

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

Property and Equipment, Capitalized Software and Website Development and Cloud Computing Implementation Costs

Property and equipment are stated at cost less accumulated depreciation. Construction in progress primarily includes costs related to new showroom construction and is stated at original cost. Depreciation is recorded when the relevant assets are placed into service. Repairs and maintenance costs are expensed as incurred. Depreciation expense is calculated on a straight-line basis over the estimated useful lives of the related assets. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the related gain or loss is reported in the consolidated statements of operations. Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Computer equipment	3
Equipment	5 - 7
Furniture and fixtures	7
Software and website	3
Leasehold improvements	Shorter of lease term or 7 years

The Company capitalizes costs of initial development of internal-use software and its website, and amortizes such costs on a straight-line basis over the estimated useful life of the software, which is generally three years, once it is available for use. Costs related to the ongoing maintenance of internal-use software and the website are expensed as incurred.

Cloud computing implementation costs incurred for implementation, setup, and other upfront activities in a hosting arrangement that is a service contract are capitalized during the application development stage until the software is ready for its intended use and are included in other assets in the consolidated balance sheets. Upgrades and enhancements are capitalized if they will result in additional functionality. Amortization of capitalized costs is recorded on a straight-line basis over the term of the associated hosting arrangement, inclusive of certain renewal periods. During the year ended December 31, 2022, the Company recorded amortization expense related to these implementation costs of $0.3 million. Gross capitalized costs were $2.0 million as of December 31, 2022.

Impairment Tests for Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including property and equipment and right of use (“ROU”) assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss would be recognized. No impairment losses have been recognized during the three years ended December 31, 2022, and as of December 31, 2022, no events or changes in circumstance have been identified that would indicate the carrying value of long-lived assets is not recoverable.

Leases

The Company determines if an arrangement contains a lease at inception of a contract, and leases are classified at commencement as either operating or finance leases. For operating leases, the Company recognizes a ROU asset and a lease liability on the balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company does not have any finance leases.

The lease liability is determined as the present value of future lease payments over the lease term. As the rate implicit in the Company’s leases is not readily determinable, the Company uses an incremental borrowing rate that is estimated to approximate the interest rate the Company would have to pay to borrow on a collateralized basis with similar terms and payments in an economic environment similar to where the leased asset is located. The ROU asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received. Tenant incentives are amortized through the right-of-use asset as a reduction of lease expense over the lease term. Lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the option will be exercised.

The Company utilizes certain practical expedients and policy elections available under Accounting Standards Codification (“ASC”) 842. The Company does not recognize ROU assets or lease liabilities for any lease with a term of twelve months or less and the Company has elected to not separate lease and non-lease components for all existing classes of assets.

Operating lease expenses for fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments to the lessor such as maintenance, utilities, insurance, and real estate taxes are expensed as incurred.

Prior to fiscal year 2022, assets under lease agreements were accounted for under ASC 840, Leases, and were reviewed for capital or operating classification at their inception. The Company’s leases were classified as operating leases under ASC 840 which were recognized as an expense on a straight-line basis over the lease term. In the event that lease incentives were received to enter into operating leases, such incentives were recognized as a liability and recognized as a reduction of the rental expense on a straight-line basis.

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

Debt Issuance Costs

Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. The Company presents debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the SVB Revolving Credit Facility are included in other assets on the consolidated balance sheets, See Note 8, Long-Term Debt, for further discussion.

If the terms of a financing obligation are amended and accounted for as a debt modification by the Company, fees incurred directly with the lending institution are capitalized and amortized over the remaining contractual term using the effective interest method. Fees incurred with other parties are expensed as incurred. If the Company determines that there has been a substantial modification of a financing obligation, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt in the consolidated statements of operations.

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

The following table discloses total net sales by geography for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
United States	$413,678	$353,072	$233,169
International	26,204	27,117	18,651
Total net sales	$439,882	$380,189	$251,820

Revenue Recognition

Revenue is recognized under Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 requires that revenue from customers be recognized as control of the promised goods is transferred to customers, which occurs upon delivery if the order is shipped, or at the time the customer picks up the completed product at a showroom.

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

Sales taxes are collected and remitted to taxing authorities, and the Company has elected to exclude sales taxes from revenues recognized under ASC 606. A significant financing component does not exist because customer payment is completed prior to order fulfillment.

Contract Balances

Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred. Deferred revenue also includes payments on the Company’s three-year extended service plan that customers have elected to purchase. As of December 31, 2022 and December 31, 2021, total deferred revenue was $18.6 million and $19.0 million, respectively, of which less than $0.1 million and $0.2 million, respectively, were included within other long-term liabilities in the consolidated balance sheets. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $18.4 million, $9.6 million, and $8.1 million, respectively, of revenue that was deferred as of the last day of the respective prior year.

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

As of December 31, 2022 and December 31, 2021, refund liabilities balances were $2.3 million and $2.3 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the consolidated balance sheets. See Note 6, Accrued Expenses and Other Current Liabilities, for further discussion. As of December 31, 2022 and December 31, 2021, returns asset balances were $0.9 million and $1.1 million, respectively, and are included within prepaid expenses and other current assets in the consolidated balance sheets.

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

Marketing, advertising and promotional costs are expensed as incurred and totaled approximately $97.3 million, $74.4 million and $47.1 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

Foreign Currency Transactions

Gains or losses resulting from foreign currency transactions are included within other income (expense), net in the consolidated statements of operations. For the years ended December 31, 2022, 2021 and 2020, losses from foreign currency transactions were $0.5 million, $0.5 million and $0.3 million, respectively.

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

Member Units

Member units were assessed at issuance or when the terms were changed or modified for classification (as liabilities, temporary equity, or permanent equity), and for embedded conversion and redemption features requiring bifurcation. The Class F Units (“Class F Units”) and Class M Units meet the criteria for classification as permanent equity. As discussed in Note 9, Stockholders’ Equity and Members Units Including Redeemable Convertible Class P Units, the Class P Units were classified as temporary equity and adjusted each reporting period to their redemption value.

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

Uncertainty in income taxes is accounted for using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the consolidated statements of operations. As of December 31, 2022 and 2021, no uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, and also issued subsequent amendments to the initial guidance, ASC 2018-10, ASC 2018-11, ASU 2019-10, ASU 2020-02 and ASU 2020-05 (collectively, “ASC 842”). The standard requires the recognition of a liability for lease obligations and a corresponding ROU asset on the balance sheet, and additional disclosure regarding leasing arrangements. The Company adopted this guidance by applying the modified retrospective approach effective January 1, 2022. The Company elected to apply transition practical expedients, which allowed the Company to use its previous evaluations regarding if an arrangement contains a lease, if a lease is an operating or financing lease and what costs are capitalized as initial direct costs prior to adoption.

The adoption of ASC 842 effective January 1, 2022 resulted in the recognition of operating lease ROU assets of $19.2 million and operating lease liabilities of $21.3 million in the Company’s consolidated balance sheet. In connection with the adoption, pre-existing liabilities for deferred rent and various lease incentives totaling $2.1 million were reclassified to the operating lease ROU assets. The Company’s financial position and operating results for reporting periods prior to January 1, 2022 have not been adjusted and continue to be presented in accordance with the accounting standard in effect at that time. No cumulative effect adjustment was required to be recorded.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 is effective for the Company for interim and annual reporting periods beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022 on a prospective basis and the adoption did not have a material impact on the Company's consolidated financial statements.

Accounting Pronouncements Issued but Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). Topic 326 changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. Topic 326 is effective for the Company as of January 1, 2023. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

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

Basic and diluted earnings per share of common stock for the year ended December 31, 2022 and the period from September 23, 2021 to December 31, 2021 have been computed as follows (in thousands, except share and per share amounts):

	For the year ended December 31, 2022	For the period September 23, 2021 to December 31, 2021
Numerator:
Net income attributable to Brilliant Earth Group, Inc., BASIC	$2,135	$1,528
Add: Net income impact from assumed redemption of all LLC Units to common stock	16,890	10,736
Less: Income tax expense on net income attributable to NCI	(4,369)	(2,755)
Net income attributable to Brilliant Earth Group, Inc., after adjustment for assumed conversion, DILUTED	$14,656	$9,509

Denominator:
Weighted average shares of common stock outstanding, BASIC	10,687,732	9,590,443
Dilutive effects of:
Vested LLC Units that are exchangeable for common stock	84,569,954	85,105,060
Unvested LLC Units that are exchangeable for common stock	995,892	1,931,234
RSUs and stock options	251,747	114,684
Weighted average shares of common stock outstanding, DILUTED	96,505,325	96,741,421

BASIC earnings per share	$0.20	$0.16
DILUTED earnings per share	$0.15	$0.10

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

For the year ended December 31, 2022 and the period from September 23, 2021 to December 31, 2021, the dilutive impact of LLC Units convertible into common stock were included in the computation of diluted earnings per share under the if-converted method; the dilutive impact of unvested LLC Units, RSUs and stock options were included using the treasury stock method.

For the year ended December 31, 2022, the impact of 1,112,615 of shares underlying stock options and 2,002,014 of RSUs, respectively, have been excluded from the computation of earnings per share because such impact is anti-dilutive. For the period from September 23, 2021 to December 31, 2021, the impact of 1,306,854 of shares underlying stock options and 224 of RSUs, respectively, have been excluded from the computation of earnings per share because such impact is anti-dilutive.

NOTE 4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	December 31,
	2022	2021
Loose diamonds	$11,894	$9,013
Fine jewelry and other	27,744	15,990
Allowance for inventory obsolescence	(307)	(260)
Total inventories, net	$39,331	$24,743

The allowance for inventory obsolescence consists of the following (in thousands):

	December 31,
	2022	2021	2020
Balance at beginning of period	$(260)	$(242)	$(169)
Change in allowance for inventory obsolescence	(47)	(18)	(73)
Balance at end of period	$(307)	$(260)	$(242)

Provisions for inventory obsolescence included in cost of sales in the consolidated statements of operations were less than $0.1 million for the years ended December 31, 2022, and 2021, and $0.1 million for the year ended December 31, 2020, respectively.

As of December 31, 2022 and December 31, 2021, the Company had $27.6 million and $16.9 million, respectively, in consigned inventory held on behalf of suppliers which is not recorded in the consolidated balance sheets.

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2022	2021
Equipment	$2,111	$1,064
Furniture and fixtures	1,834	880
Leasehold improvements	12,995	6,743
Construction in progress	3,626	700
Other	726	469
Gross property and equipment	21,292	9,856
Less: accumulated depreciation	(4,738)	(3,124)
Total property and equipment, net	$16,554	$6,732

Total depreciation expense was approximately $1.9 million, $0.9 million, and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Vendor expenses	$14,769	$9,881
Inventory received not billed	7,973	4,648
Payroll expenses	5,301	4,498
Sales and other tax payable	4,137	4,229
Provision for sales returns and allowances	2,332	2,338
Current portion of TRA	502	—
Other	2,819	3,162
Total accrued expenses and other current liabilities	$37,833	$28,756

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue. Activity for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	December 31,
	2022	2021	2020
Balance at beginning of period	$2,338	$2,341	$1,339
Provision	21,455	15,329	16,712
Returns and allowances	(21,461)	(15,332)	(15,710)
Balance at end of period	$2,332	$2,338	$2,341

NOTE 7. LEASES

The Company leases its executive offices, retail showrooms, office and operational locations under operating leases. The fixed, non-cancelable terms of our real estate leases are generally 5-10 years. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. Most of the real estate leases require payment of real estate taxes, insurance and certain common area maintenance costs in addition to future minimum lease payments.

Total operating lease ROU assets and lease liabilities were as follows (in thousands):

Assets	Classification	As of December 31, 2022
Operating ROU assets at cost	Operating lease right of use assets	$31,041
Accumulated amortization	Operating lease right of use assets	(3,229)
Net book value		$27,812

Liabilities	Classification	As of December 31, 2022
Current:
Operating leases	Current portion of operating lease liabilities	$3,873
Noncurrent:
Operating leases	Operating lease liabilities	28,537
Total lease liabilities		$32,410

Total operating lease costs were as follows (in thousands):

	Classification	For the year ended December 31, 2022
Operating lease costs	Selling, general and administrative expense	$4,372
Variable lease costs	Selling, general and administrative expense	913
Total lease costs		$5,285

The maturity analysis of the operating lease liabilities as of December 31, 2022 was as follows (in thousands):

Amount
Years ending December 31,
2023	$5,235
2024	5,830
2025	5,822
2026	5,515
2027	4,061
Thereafter	11,854
Total minimum lease payments(1)	38,317
Less: imputed interest	(5,907)
Net present value of operating lease liabilities	32,410
Less: current portion	(3,873)
Long-term portion	$28,537

(1) Future minimum lease payments exclude $18.1 million of future payments required under signed lease agreements that have not yet commenced. These operating leases will commence during fiscal year 2023 with lease terms ranging from six to ten years.

At December 31, 2021, minimum lease payments for operating leases having an initial term in excess of one year under the previous lease standard (ASC 840) were as follows (in thousands):

Amount
Years ending December 31,
2022	$3,507
2023	3,680
2024	3,530
2025	3,449
2026	3,103
Thereafter	7,897
Total minimum lease payments	$25,166

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate on long-term leases as of December 31, 2022 (in thousands):

Weighted-average remaining lease term - operating leases	7.3 years
Weighted-average discount rate - operating leases	4.5%

ROU assets and lease obligations recognized upon adoption of ASC 842 on January 1, 2022:
ROU assets	$19,173
Operating lease obligations	$(21,316)

Supplemental cash flow information related to operating leases as of December 31, 2022 is as follows:
Cash paid for amounts included in lease liabilities for the year ended December 31, 2022:
Operating cash flows from operating leases	$2,876

ROU assets obtained in exchange for new operating lease liabilities	$13,970

NOTE 8. DEBT

The following table summarizes the net carrying amount of the Term Loan (as defined below) as of December 31, 2022 and December 31, 2021, net of debt issuance costs (in thousands):

	December 31, 2022			December 31, 2021
	Outstanding principal	Debt issuance costs	Net carrying amount	Outstanding principal	Debt issuance costs	Net carrying amount
Term loan	$63,375	$(663)	$62,712	$65,000	$(1,422)	$63,578
Total debt	$63,375	$(663)	$62,712	$65,000	$(1,422)	$63,578

Current portion	$3,250	$—	$3,250	$30,789	$—	$30,789
Long-term	60,125	(663)	59,462	34,211	(1,422)	32,789
Total debt	$63,375	$(663)	$62,712	$65,000	$(1,422)	$63,578

Term Loan Agreement - Runway Growth Credit Finance Corp.

On September 30, 2019, the Company entered into a Loan and Security Agreement with Runway Growth Finance Corp. (f/k/a Runway Growth Credit Fund Inc.) (“Runway”) which, as subsequently amended, provided for up to $65.0 million of borrowings (as subsequently amended, the “Runway Term Loan”). The Runway Term Loan bore interest at a variable rate equal to LIBOR (at a floor of 0.50%) plus 7.75%. The Runway Term Loan was secured by substantially all of the assets of the Company and required us to comply with various affirmative and negative debt covenants.

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

On May 24, 2022, concurrently with entry into the SVB Credit Agreement (as defined below), the Company repaid all outstanding amounts under the Runway Term Loan, totaling $58.2 million with proceeds from the SVB Credit Agreement. In connection with the repayment and termination of the Runway Term Loan, the Company was required to pay a 1.00% prepayment fee, plus a final payment fee. The Runway Term Loan was scheduled to mature on October 15, 2023. As a result of the extinguishment of the Runway Term Loan, the Company recognized a loss on debt extinguishment of $0.6 million associated with the prepayment fee and the write-off of unamortized debt issuance costs.

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

The SVB Credit Facilities were used to refinance existing indebtedness, pay related fees and expenses, and will be used from and after the Closing Date for working capital and general corporate purposes. The Credit Facilities mature on May 24, 2027 (the “SVB Maturity Date”). As of December 31, 2022, there are no amounts outstanding under the SVB Revolving Credit Facility and there were $63.4 million of total debt outstanding under the SVB Term Loan Facility, of which $60.1 million is classified at long-term debt.

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

The SVB Credit Facilities are subject to customary affirmative covenants and negative covenants as well as financial maintenance covenants. The financial covenants are tested at the end of each fiscal quarter, beginning with the quarter ended June 30, 2022, and requires that (a) the Company and its subsidiaries not have a Consolidated Fixed Charge Coverage Ratio (defined as the ratio of (i) Consolidated EBITDA, less cash taxes (including tax distributions), less certain capital expenditures, less cash dividends and other cash restricted payments, to (ii) the sum of cash interest expense and scheduled principal payments on outstanding debt (in each case, as further defined in the SVB Credit Agreement)) of less than 1.25 to 1.00, (b) the Company and its subsidiaries not have a Consolidated Total Leverage Ratio of more than 4.00 to 1.00, and (c) Brilliant Earth, LLC and its subsidiaries not have a Consolidated Borrower Leverage Ratio (defined substantially similar as Consolidated Total Leverage Ratio, but limited to Brilliant Earth, LLC and its subsidiaries) in excess of 3.00 to 1.00 (which level is subject to temporary increases to 4.00 to 1.00 in connection with certain acquisitions). As of December 31, 2022 the Company was in compliance with such covenants.

At December 31, 2022, deferred issuance costs included in other assets totaled $0.5 million, net of accumulated amortization of $0.1 million. At December 31, 2022, deferred issuance costs included in long-term debt totaled $0.8 million, net of accumulated amortization of $0.1 million. These costs are being amortized to interest expense over the term of the loan.

The Company's debt effective interest rate was 7.18%, 11.68%, and 13.01% for the years ended December 31, 2022, 2021, and 2020, respectively. Interest expense was $4.1 million, $5.9 million and $3.8 million; and the amortization of deferred issuance costs was $0.6 million, $1.7 million and $1.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, the aggregate future principal payments under the SVB Term Loan Facility were as follows (in thousands):

Principal
Years ending December 31,
2023	$3,250
2024	4,062
2025	5,688
2026	6,500
2027	43,875
Total aggregate future principal payments	$63,375

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

Prior to the reorganization, offering and other transactions completed in connection with the IPO, the business and affairs of the Brilliant Earth, LLC were managed by a board. The Class F Unit holders elected four members and the Class P Unit holders elected three members to the board. The Class F Units and the Class P Units were voting units and the unit holders voted together as a single class on an as-converted basis. The Class M Units were non-voting Units.

Under the LLC Agreement prior to the reorganization, offering and other transactions completed in connection with the IPO, distributions were made to the Members in the following order and priority:

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

As discussed below, the carrying value of the redeemable convertible preferred units was increased by $327.2 million for the period ended September 22, 2021, and decreased by $8.5 million for the year ended December 31, 2020.

Warrants for Class P units and Fair Value Disclosures

As discussed in Note 1, Business and Organization, Summary of the Reorganization, Offering and Other Transactions Completed in Connection with the IPO, warrants were exercised to Class P Units into newly issued LLC Units on a net settlement basis as of September 22, 2021. Warrants for Class P Units consisted of the following as of September 22, 2021:

Number of units under warrants	Issue date	Expiration date	Exercise price	Fair value per warrant on issue date
497,292	9/30/2019	9/30/2029	$3.52	$0.17
37,297	12/17/2020	12/17/2030	$6.70	$0.01
534,589

Warrants for Class P Units were issued to Runway in connection with borrowings. The fair value on the date of issue was recorded as a debt issuance cost (contra-liability) and a liability because the Class P Units underlying the warrants were classified outside of members’ deficit. The fair value of warrants were remeasured each reporting period using Level 3 inputs with the increase or decrease charged to other income or expense in the consolidated statements of operations. Fair value remeasurements during the period ended September 22, 2021 and for the year ended December 31, 2020 are discussed below.

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

For the six months ended June 30, 2021 and year ending December 31, 2020, fair value measurements were based on an estimate of the implied equity value of the Company using a combination of guideline public company analysis, a guideline transaction analysis, and a discounted cash flows analysis, with a 33.3% weighting given to each method. The enterprise value was then adjusted for cash and interest-bearing debt to determine equity value. In determining fair value for the relevant period, the aggregate equity value for the Company was then allocated to each instrument with consideration given to the preferences of each class of units using a hypothetical distribution of value (commonly referred to as the “waterfall”). Then, the allocation to the fair value on the grant date for Class M Units were further adjusted using the Black-Scholes option pricing model.

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

The quantitative information about certain significant Level 3 unobservable inputs for the three valuation methods and for Black-Scholes are summarized as follows:

	Periods ended
	September 22,	December 31,
	2021	2020
Guideline company and transaction analysis:
Control premium	20.00%	20.00%
Discounted cash flow analysis:
Discount rate	22.00%	22.00% to 25.00%
Option pricing model inputs for warrants and Class M Units:
Volatility	40.00%	45.00%
Time to Liquidity in years	0.8 to 1.0	1.2 to 1.5
Risk free rate	0.07%	0.10%
Discount for lack of marketability	7.50% to 10.00%	12.00% to 15.00%

The fair value amounts using Level 3 inputs from January 1, 2020 through September 22, 2021 were as follows (in thousands):

	Class P Unit redemption value	Class P Unit warrant liability
Balance, January 1, 2020	$80,829	$83
Special distributions to members	(10,000)	—
Net income allocable to Class P Units	3,997	—
Increase/decrease	(8,499)	1
Balance, December 31, 2020	66,327	84
Tax distributions to members	(9,755)	—
Net income allocable to Class P Units prior to the Reorganization Transaction and IPO	5,466	—
Increase/decrease	327,189	6,331
Reorganization Transactions	(389,227)	(6,415)
Balance, September 22, 2021	$—	$—

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

Summary Capitalization

The following summarizes the capitalization and voting rights of the Company’s classes of equity as of December 31, 2022 and 2021:

		December 31,	December 31,
		2022	2021
	Authorized	Issued & Outstanding		Votes per share	Economic Rights
Preferred stock	10,000,000	None	None

Common stock:
Class A	1,200,000,000	11,246,694	9,614,523	1	Yes
Class B	150,000,000	35,482,534	35,658,013	1	No
Class C	150,000,000	49,119,976	49,505,250	10	No
Class D	150,000,000	None	None	10	Yes

Common stock reserved for issuances:
Conversion of LLC Units		84,602,510	85,163,263
Unvested LLC Units		615,000	1,901,977
Unvested RSUs		3,158,686	1,377,728
Stock options		857,615	1,449,181

Common LLC Units		84,602,510	85,163,263	No	Yes

The Board of Directors is authorized to direct the Company to issue shares of preferred stock in one or more series and the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through December 31, 2022, no series of preferred stock have been issued.

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

The different classes of common stock as of December 31, 2022, are held as follows:

•11,246,694 shares of Class A common stock were issued in the IPO, and through subsequent conversion of LLC Units and vesting of RSUs;

•35,482,534 shares of Class B common stock are held by the Continuing Equity Owners excluding the Founders; and

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

Brilliant Earth, LLC

As of December 31, 2022, Brilliant Earth Group, Inc. holds a 11.7% economic interest in Brilliant Earth, LLC through its ownership of 11,246,694 LLC Units, but consolidates Brilliant Earth, LLC as sole managing member. The remaining 84,602,510 LLC units representing an 88.3% interest are held by the Continuing Equity Owners and presented in the consolidated financial statements as a non-controlling interest.

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

For the year ended December 31, 2022, the Company caused Brilliant Earth, LLC to issue to the Company a vested total of 351,119 LLC Units as a result of the issuance of Class A common stock related to the vesting of RSUs. The Company also caused Brilliant Earth Group, Inc. to issue 720,299 shares of Class B common stock to the Continuing Equity Owners associated with LLC units which vested during the year ended December 31, 2022. During the year ended December 31, 2022, there were 895,778 shares of Class B common stock, and 385,274 shares of Class C common stock, respectively, converted to Class A common stock related to the Continuing Equity Owners. There were no stock options exercised during the year ended December 31, 2022.

Distributions to Members Related to Their Income Tax Liabilities

As a limited liability company treated as a partnership for income tax purposes, Brilliant Earth, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the LLC Agreement, Brilliant Earth, LLC is required to distribute cash, to the extent that Brilliant Earth, LLC has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Brilliant Earth, LLC taxable earnings. Brilliant Earth, LLC makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. Such distributions totaled approximately $18.3 million and $21.4 million for the years ended December 31, 2022 and 2021, respectively. No distributions were made in the year ended December 31, 2020 as these distributions to, on or behalf of, members associated with their estimated income tax obligations for the year ended December 31, 2020 were paid in the second quarter of 2021.

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

The following presents the statement of changes in Class F, Class P, and Class M Units for the periods from January 1, 2020 to September 22, 2021 (in thousands except share amounts):

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

As of December 31, 2022 we have reserved 11,404,638 shares of common stock for issuance pursuant to a variety of equity-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, and other equity-based awards under the 2021 Incentive Award Plan. In addition, 1,734,731 shares of Class A common stock are reserved for issuance under our Employee Stock Purchase Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Award Plan is increased by an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the board of directors; provided, however, that no more than 81,929,342 shares of stock may be issued upon the exercise of incentive stock options. As of December 31, 2022, 7,032,467 shares of common stock are available for future grant under the 2021 Incentive Award Plan. All of the shares of Class A common stock reserved for issuance remain available. Vesting is subject to certain change in control provisions as provided in the award agreements.

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

The following table summarizes the activity related to the Company’s RSUs for the year ended December 31, 2022:

	Number of Restricted Stock Units	Weighted average grant date fair value
Balance as of December 31, 2021, unvested	1,377,728	$13.15
Granted	2,891,551	$7.68
Vested	(351,119)	$12.72
Forfeited	(759,474)	$9.74
Balance as of December 31, 2022, unvested	3,158,686	$9.01

The total fair value of RSUs vested for the years ended December 31, 2022 and 2021, was $4.5 million, and $0.1 million, respectively.

The fair value of the RSUs was based on the fair value of a Class A share of common stock at the time of grant. Total compensation expense for RSUs was approximately $7.2 million for the year ended December 31, 2022, and $1.0 million for the period from September 23, 2021 to December 31, 2021, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations. The Company recognized $0.1 million of tax benefit associated with the equity-based compensation expense for RSUs for the year ended December 31, 2022, and nil for the year ended December 31, 2021, respectively.

The unamortized compensation cost related to RSUs of $24.7 million as of December 31, 2022 is expected to be recognized over a weighted-average period of approximately 3.1 years.

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

The following table summarizes the activity related to the outstanding and exercisable stock options:

	Number of options	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2021	1,612,133	$12.00	$4.28	9.7
Forfeited	(754,518)	$12.00	$4.29
Outstanding as of December 31, 2022	857,615	$12.00	$4.27	8.7

Exercisable as of December 31, 2022	476,932	$12.00	$4.26	8.7
Unvested as of December 31, 2022	380,683	$12.00	$4.29	8.7
Vested and expected to vest as of December 31, 2022	857,615	$12.00	$4.27	8.7

As of December 31, 2022, the vested stock options did not have an aggregated intrinsic value as the exercise price exceeded the estimated fair market value of the stock options.

Since options represent equity awards, such awards are fair valued as of the grant date for the purposes of measurement and recognition under U.S. GAAP. To measure the fair value of an option, the Black Scholes valuation model was utilized. The value of the common stock underlying the award is based on the fair value of a share of Class A common stock. The valuation model requires the input of other highly subjective assumptions. Inputs to model for awards granted during the period from September 22, 2021 through December 31, 2022, are as follows:

Expected volatility	35.0%
Expected dividend yield	Nil
Expected term (in years)	5 to 6.3 Years
Risk free interest rate	0.9%

Total compensation expense for stock options was approximately $1.4 million for both the year ended December 31, 2022 and the period from September 22, 2021 to December 31, 2021, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations. No tax benefit was associated with the equity-based compensation expense for stock options.

As of December 31, 2022, total compensation expense related to unvested option awards not yet recognized was $1.6 million and the weighted-average period over which the compensation is expected to be recognized is 2.1 years.

Class M Units

Prior to being recapitalized into Outstanding Restricted LLC Units as discussed in Note 1, Business and Organization, Summary of the Reorganization, Offering and Other Transactions Completed in connection with the IPO, Class M Units were profit interests granted to certain employees at the Company’s discretion without consideration. The agreements granted to date generally provide for 25.0% vesting on the first anniversary from the date of grant (or shorter period at management’s discretion), with the remainder vesting monthly over the subsequent three years. Compensation cost related to these Class M Units was measured as of the grant date based on the fair value of the award and was expensed ratably over the service period. Class M Units were deemed issued and outstanding as they vested.

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

The following table summarizes the activity related to the unvested LLC Units:

	Number of LLC Units	Weighted average grant date fair value
Balance, January 1, 2020, unvested	457,227	$0.16
Granted	1,444,831	$0.29
Forfeited	(241,265)	$0.27
Vested	(174,847)	$0.27
Balance, December 31, 2020, unvested	1,485,946	$0.28
Granted prior to September 22, 2021	1,515,276	$0.67
Forfeited	(398,768)	$0.22
Vested	(700,477)	$0.46
Balance, December 31, 2021, unvested	1,901,977	$0.52
Forfeited	(566,678)	$0.42
Vested	(720,299)	$0.51
Balance, December 31, 2022, unvested	615,000	$0.61

The fair value of restricted LLC Units was based on the fair value of an unrestricted LLC Unit at the date of grant. Total compensation expense for LLC Units is recorded in selling, general and administrative expenses in the consolidated statements of operations were approximately $0.3 million, $0.3 million, and less than $0.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The unamortized LLC Unit compensation cost of $0.4 million as of December 31, 2022 is expected to be recognized over a weighted-average period of approximately 2.0 years.

The quantitative information about certain significant Level 3 unobservable inputs for the three valuation methods and for Black-Scholes are summarized in Note 9, Stockholders’ Equity and Members Units Including Redeemable Convertible Class P Units, for the period ended September 22, 2021 and the year ended December 31, 2020, respectively.

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

Provision for Income Taxes

Brilliant Earth Group, Inc.'s income tax benefits were $0.2 million and $0.3 million for the year ended December 31, 2022 and for the period from September 23, 2021 to December 31, 2021, respectively. Brilliant Earth Group, Inc. had no business transactions or activities prior to the IPO, and accordingly, no amounts related to income taxes were incurred by the Company.

Total Company earnings used to compute income taxes is as follows (in thousands):

	For the year ended December 31,	For the period from September 23, to December 31,
	2022	2021
Pre-tax earnings of the Company	$18,857	$25,940
Earnings allocable to NCI (not allocable to the Company)	(16,890)	(24,728)
Pre-tax earnings of Brilliant Earth, Inc.	1,967	1,212
Income tax benefit of Brilliant Earth, Inc.	168	316
After tax earnings of Brilliant Earth Group, Inc.	$2,135	$1,528

The components of the benefit from income taxes are as follows (in thousands):

	December 31, 2022	December 31, 2021
Current tax benefit
Federal	$—	$—
State	—	—
Total current income tax benefit	—	—

Deferred tax benefit
Federal	(136)	(259)
State	(32)	(57)
Total deferred income tax benefit	(168)	(316)

Benefit from income taxes	$(168)	$(316)

A reconciliation of the expected federal statutory rate of 21.0% to the effective rate is as follows (in thousands):

	For the year ended December 31, 2022		For the year ended December 31, 2021
	Tax effect	Rate	Tax effect	Rate
Brilliant Earth Group, Inc. expected tax expense at statutory rate	$413	21.0%	$255	21.0%
Less: equity interest in earnings of subsidiary not taxable (permanent difference)	(645)	(32.8)%	(272)	(22.4)%
Brilliant Earth Group, Inc. level pre-tax loss as adjusted for tax	(232)	(11.8)%	(17)	(1.4)%
Income (loss) from investee per K-1 (inside basis difference)	602	30.6%	(148)	(12.2)%
Loss from step up in outside basis	(538)	(27.4)%	(151)	(12.5)%
Income tax benefit at effective rate	$(168)	(8.6)%	$(316)	(26.1)%

The components of deferred tax assets are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Deferred tax assets
Outside basis difference in investment	$8,464	$4,091
Net operating loss carryforwards	484	316
Net deferred tax asset	$8,948	$4,407

The Company recognizes deferred tax assets to the extent it believes, based on available evidence, that it is more likely than not that they will be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. For the year ended December 31, 2022 and the period from September 23, 2021 to December 31, 2021, the Company evaluated the likelihood it would realize its deferred tax assets and determined the probability to be more likely than not, and accordingly, no valuation allowance was recognized.

As of December 31, 2022, the Company has total federal net operating loss carryforwards (“NOLs”) of $1.9 million that have no expiration date. The Company also has various immaterial state NOLs that begin to expire in 2031. Management believes on a more likely than not basis that the Company will be able to realize the tax benefit of its NOLs carryforwards.

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

Uncertain Tax Positions

The Company follows the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the consolidated financial statements.

As of December 31, 2022, the Company had not incurred or recorded any penalties or interest related to income taxes in the consolidated statements of operations. Additionally, the Company did not record any uncertain tax positions on the consolidated balance sheets as management concluded that no such positions existed as of December 31, 2022.

The Company is subject to examination for the year ended December 31, 2022 and the period from September 22, 2021 to December 31, 2021. The Company is not currently subject to income tax audits in any U.S. or state jurisdictions for any tax year.

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

As part of the IPO, the purchase of 1,249,999 LLC Units from the Continuing Equity Owners triggered a tax basis increase subject to the provisions of the TRA.

As of December 31, 2022, related to the TRA, the Company has recorded (i) a deferred tax asset in the amount of $8.5 million, (ii) a corresponding estimated liability with a balance of $7.4 million representing 85% of the projected tax benefits to the TRA Owners; and (iii) $1.1 million of additional paid-in capital.

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

On February 17, 2023, Plaintiff Tanisha Roberson filed a complaint against the Company in the United States District Court for Northern District of Illinois. The complaint alleges, on behalf of a putative class, that the Company’s “Virtual Try On” feature violates the Illinois Biometric Information Privacy Act. The plaintiff seeks statutory damages, injunctive relief, attorneys’ fees and costs, and other unspecified damages. As of the date of this Annual Report on Form 10-K, the Company’s initial response to the complaint is not yet due. The Company intends to vigorously defend the alleged claims of the plaintiff and the putative class. At this time, any liability related to the alleged claims is not currently probable or reasonably estimable.
Non-Income Related Taxes

The Company collects and remits sales and use taxes in a variety of jurisdictions across the U.S. The amounts payable to relevant sales and use tax authorities are accrued in the period incurred and presented on the balance sheet as a component of accrued expenses and other current liabilities.

Purchase Obligations

From time to time in the normal course of business, the Company will enter into agreements with suppliers or service providers. As of December 31, 2022, unconditional future minimum payments under agreements to purchase services primarily related to software maintenance and marketing and advertising spending. As of December 31, 2022, these commitments with a remaining term in excess of 12 months totaled $5.3 million.

Capital Commitments

The Company may enter into commitments to expand various locations, which generally include design, store construction and improvements. As of December 31, 2022, these commitments totaled $2.8 million, related to the opening of new locations.

401K Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code, which provides for voluntary contributions from the Company and its employees. Contributions from the Company were $0.9 million, $0.5 million and $0.4 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 13. SUBSEQUENT EVENTS

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver. On March 14, 2023, the FDIC announced the establishment of the Bridge Bank, which assumed the deposits and obligations of SVB. The FDIC further announced that all contracts entered into with SVB before it failed were transferred into the Bridge Bank by the FDIC and the Bridge Bank is obligated to and has the full ability to perform SVB’s contractual obligations. As of the date these financial statements are issued, the Company’s deposit balance at the Bridge Bank was approximately $0.2 million. The Company does not anticipate any losses with respect to its funds that had been deposited with SVB.

As described in Note 8, Debt, the Company also has a $65.0 million secured term loan credit facility and a secured revolving credit facility in an amount of up to $40.0 million with SVB. The Company continues to monitor developments, including additional announcements from regulatory authorities, that could impact the SVB Credit Facilities.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Limitations on effectiveness of control and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's internal control over financial reporting includes policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a written code of business conduct and ethics, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Code of Business Conduct and Ethics is available on our website www.brilliantearth.com in the “Investor Relations” section under “Governance – Governance Overview.” In addition, we intend to post on our website all disclosures that are required by law or listing rules of the Nasdaq Global Market concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

The remaining information required by this item will be included under the captions “Election of Directors,” “Executive Officers,” and Corporate Governance” in our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (the “2023 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation” and “Other Matters—Compensation Committee Interlocks and Insider Participation” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included [under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm Fees and Other Matters” in the 2023 Proxy Statement and is incorporated herein by reference.

Part IV
Item 15. Exhibit and Financial Statement Schedule

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Brilliant Earth Group, Inc.	8-K	001-40836	3.1	9/27/2021
3.2	Amended and Restated Bylaws of Brilliant Earth Group, Inc.	8-K	001-40836	3.2	9/27/2021
4.1	Specimen Stock Certificate evidencing shares of Class A Common Stock	S-1/A	001-40836	4.1	9/14/2021
4.2	Description of Capital Stock	10-K	001-40836	4.2	3/22/2022
10.1	Amended and Restated Limited Liability Company Agreement of Brilliant Earth, LLC, dated as of September 22, 2021.	8-K	001-40836	10.1	9/27/2021
10.2	Tax Receivable Agreement, dated as of September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and its Members.	8-K	001-40836	10.2	9/27/2021
10.3	Registration Rights Agreement, dated September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and its Original Equity Owners.	8-K	001-40836	10.3	9/27/2021
10.4	Stockholders Agreement, dated September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and the Original Members.	8-K	001-40836	10.4	9/27/2021
10.5	Offer letter, dated as of September 22, 2021, by and between Brilliant Earth Group, Inc. and Beth Gerstein.	8-K	001-40836	10.5	9/27/2021
10.6	Offer letter, dated as of September 22, 2021, by and between Brilliant Earth Group, Inc. and Eric Grossberg.	8-K	001-40836	10.6	9/27/2021
10.7	Offer letter, dated as of September 22, 2021, by and between Brilliant Earth Group, Inc. and Jeffrey Kuo.	8-K	001-40836	10.7	9/27/2021
10.8	Brilliant Earth Group, Inc. 2021 Incentive Award Plan.	S-8	333-259736	99.1	9/23/2021
10.9	Brilliant Earth Group, Inc. 2021 Employee Stock Purchase Plan.	S-8	333-259736	99.2	9/23/2021
10.10	Form of Brilliant Earth, LLC Unit Restriction Agreement (Class M Units).	S-1/A	001-40836	10.9	9/14/2021
10.11	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	001-40836	10.11	9/14/2021
10.12	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	001-40836	10.12	9/14/2021
10.13	Non-Employee Director Compensation Program.	S-1/A	001-40836	10.14	9/14/2021
10.14	Form of Indemnification Agreement.	S-1/A	001-40836	10.15	9/14/2021
10.15†	Senior Secured Credit Facilities Credit Agreement dated as of May 24, 2022, among Brilliant Earth, LLC as the Borrower, the several lenders from time to time party thereto, Silicon Valley Bank as Administrative Agent, Joint Lead Arranger, Bookrunner, Issuing Lender and Swingline Lender and JPMorgan Chase Bank, N.A., as Joint Lead Arranger.	10-Q	001-40836	10.1	8/12/2022
21.1	Subsidiaries of Brilliant Earth Group, Inc.	10-K	001-40836	21.1	3/22/2022
23.1	Consent of Independent Registered Public Accounting Firm					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management or compensatory plan.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). Brilliant Earth agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 21, 2023

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

Name	Position	Date

/s/ Beth Gerstein	Chief Executive Officer and Director	March 21, 2023
Beth Gerstein	(Principal Executive Officer)

/s/ Jeffrey Kuo	Chief Financial Officer	March 21, 2023
Jeffrey Kuo	(Principal Financial and Accounting Officer)

/s/ Eric Grossberg	Executive Chairman	March 21, 2023
Eric Grossberg

/s/ Ian M. Bickley	Director	March 21, 2023
Ian M. Bickley

/s/ Jennifer N. Harris	Director	March 21, 2023
Jennifer N. Harris

/s/ Attica A. Jaques	Director	March 21, 2023
Attica A. Jaques

/s/ Beth E. Kaplan	Director	March 21, 2023
Beth E. Kaplan

/s/ Gavin M. Turner	Director	March 21, 2023
Gavin M. Turner