Form 10-Q
period 2023-03-31
Brilliant Earth Group, Inc.
filed 2023-05-12
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(800) 691-0952
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	BRLT	The Nasdaq Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, there were 11,623,121 shares of the registrant's Class A common stock, $0.0001 par value per share, outstanding, 35,512,963 shares of the registrant's Class B common stock, $0.0001 par value per share, outstanding, 49,119,976 shares of the registrant's Class C common stock, $0.0001 par value per share, outstanding and no shares of the registrant's Class D common stock, $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures, and debt service obligations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms, such as "anticipate," "believe," "contemplate," "continue," "could," "estimate," "evolve," "expect," "intend," "may," "plan," "potential," "predict," "seek," "should," "strategy," "target," "will," or "would," or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to risks related to: our rapid growth in recent years and limited operating experience; our ability to manage growth effectively; risks related to increases in costs of diamonds, other gemstones and precious metals; lead times, and supply shortages and supply changes; our ability to maintain a low cost of production and distribution; fluctuations in the pricing and supply of diamonds, other gemstones, and precious metals, particularly responsibly sourced natural and lab-grown diamonds and recycled precious metals such as gold, increases in labor costs for manufacturing such as wage rate increases, as well as inflation, and energy prices; our ability to cost-effectively turn existing customers into repeat customers or to acquire new customers; our expansion plans in the U.S.; risks related to an overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, governmental instability, war or the threat of war, and natural disasters; our history of losses, and our ability to sustain profitability; our ability to compete in the fine jewelry retail industry; our ability to manage our inventory balances and inventory shrinkage; a decline in sales of Create Your Own rings; our ability to maintain and enhance our brand; the effectiveness of our marketing efforts; the impact of environmental, social, and governance matters on our business and reputation; our e-commerce and omnichannel business; our ability to effectively anticipate and respond to changes in consumer preferences and shopping patterns; our ability to predict future performance due to quarterly and annual fluctuations of our results of operations and operating cash flow; our dependence on distributions from Brilliant Earth, LLC to pay our taxes and expenses; risks related to our obligations under the Tax Receivable Agreement (as defined below) and our organizational structure; and the other risks, uncertainties and the factors described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K") filed with the Securities and Exchange Commission (the "SEC") on March 21, 2023. Other sections of this Quarterly Report on Form 10-Q include additional factors that could adversely impact our business and financial performance.

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

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:

•"we," "us," "our," the "Company," "Brilliant Earth," and similar references refer to Brilliant Earth Group, Inc., and, unless otherwise stated, all of its subsidiaries, including Brilliant Earth, LLC.
•"Brilliant Earth LLC Agreement" refers to Brilliant Earth, LLC's amended and restated limited liability company agreement, which became effective prior to the consummation of the IPO.
•"Continuing Equity Owners" refers collectively to holders of LLC Interests (as defined below) and our Class B common stock and Class C common stock immediately following consummation of the Reorganization Transactions, including our Founders (as defined below) and Mainsail (as defined below), who may, exchange at each of their respective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock or Class C common stock (and such shares shall be immediately cancelled)), as applicable, for, at our election (determined solely by our independent directors (within the meaning of the Nasdaq rules) who are disinterested), cash or newly-issued shares of our Class A common stock or Class D common stock, as applicable.
•"Founders" refers to Beth Gerstein, our Co-Founder and Chief Executive Officer, Eric Grossberg, our Co-Founder and Executive Chairman, and Just Rocks, Inc., a Delaware corporation, which is jointly owned and controlled by our Founders.
•"LLC Interests" or "LLC Units" refers to the common units of Brilliant Earth, LLC, including those that we purchased with the net proceeds from the IPO.
•"Mainsail" refers to Mainsail Partners III, L.P., our sponsor and a Delaware limited partnership, and certain funds affiliated with Mainsail Partners III, L.P., including Mainsail Incentive Program, LLC, and Mainsail Co-Investors III, L.P.
•"Reorganization Transactions" refers to the organizational transactions and the IPO, and the application of the net proceeds therefrom.
•"TRA" refers to the Tax Receivable Agreement with Brilliant Earth, LLC and the Continuing Equity Owners that provides for the payment by Brilliant Earth Group, Inc. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Brilliant Earth Group, Inc. actually realizes (or in some circumstances is deemed to realize) related to certain tax basis adjustments and payments made under the TRA.

Part I - Financial Information
Item 1. Financial Statements

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$145,972	$154,649
Restricted cash	205	205
Inventories, net	37,864	39,331
Prepaid expenses and other current assets	11,541	11,764
Total current assets	195,582	205,949
Property and equipment, net	20,252	16,554
Deferred tax assets	9,336	8,948
Operating lease right of use assets	33,707	27,812
Other assets	3,423	3,311
Total assets	$262,300	$262,574
Liabilities and equity
Current liabilities:
Accounts payable	$8,099	$11,032
Accrued expenses and other current liabilities	30,053	37,833
Current portion of deferred revenue	21,854	18,505
Current portion of operating lease liabilities	5,315	3,873
Current portion of long-term debt	3,250	3,250
Total current liabilities	68,571	74,493
Long-term debt, net of debt issuance costs	58,693	59,462
Operating lease liabilities	33,750	28,537
Payable pursuant to the Tax Receivable Agreement	7,834	6,893
Other long-term liabilities	26	48
Total liabilities	168,874	169,433
Commitments and contingencies (Note 10)
Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Class A common stock, $0.0001 par value, 1,200,000,000 shares authorized; 11,571,521 and 11,246,694 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.0001 par value, 150,000,000 shares authorized; 35,526,085 and 35,482,534 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4	4
Class C common stock, $0.0001 par value, 150,000,000 shares authorized; 49,119,976 and 49,119,976 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5	5
Class D common stock, $0.0001 par value, 150,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	7,615	7,256
Retained earnings	3,611	3,663
Equity attributable to Brilliant Earth Group, Inc.	11,236	10,929
NCI attributable to Brilliant Earth, LLC	82,190	82,212
Total equity	93,426	93,141
Total liabilities and equity	$262,300	$262,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)

	Three months ended March 31,
	2023	2022
Net sales	$97,698	$100,038
Cost of sales	44,022	49,922
Gross profit	53,676	50,116
Operating expenses:
Selling, general and administrative	53,766	44,816
(Loss) income from operations	(90)	5,300
Interest expense	(1,206)	(1,776)
Other income (expense), net	843	(59)
(Loss) income before tax	(453)	3,465
Income tax benefit (expense)	13	(96)
Net (loss) income	(440)	3,369
Net (loss) income allocable to non-controlling interest	(388)	3,013
Net (loss) income allocable to Brilliant Earth Group, Inc.	$(52)	$356

Earnings per share:
Basic	$0.00	$0.04
Diluted	$0.00	$0.03
Weighted average shares of common stock outstanding:
Basic	11,387,936	10,010,798
Diluted	11,387,936	96,526,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands except share amounts)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock					Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Equity
Balance, January 1, 2023	11,246,694	$1	35,482,534	$4	49,119,976	$5	$7,256	$3,663	$10,929	84,602,510	$82,212	$93,141
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(1,468)	(1,468)
Conversion of Class B to Class A common stock	71,886	—	(71,886)	—	—	—	—	—	—	(71,886)	—	—
RSU vesting during period	252,941	—	—	—	—	—	—	—	—	—	—	—
Class B shares issued upon vesting of LLC units	—	—	115,437	—	—	—	—	—	—	115,437	—	—
Change in deferred tax asset from step-up tax basis related to redemption of LLC Units and change in TRA liability	—	—	—	—	—	—	(65)	—	(65)	—	—	(65)
Equity-based compensation	—	—	—	—	—	—	2,204	—	2,204	—	54	2,258
Net loss	—	—	—	—	—	—	—	(52)	(52)	—	(388)	(440)
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(1,780)	—	(1,780)	—	1,780	—
Balance, March 31, 2023	11,571,521	$1	35,526,085	$4	49,119,976	$5	$7,615	$3,611	$11,236	84,646,061	$82,190	$93,426

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock					Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Equity
Balance, January 1, 2022	9,614,523	$1	35,658,013	$4	49,505,250	$5	$6,865	$1,528	$8,403	85,163,263	$74,435	$82,838
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(6,874)	(6,874)
Conversion of Class B and Class C to Class A common stock	1,053,914	—	(668,640)	—	(385,274)	—	—	—	—	(1,053,914)	—	—
RSU vesting during period	40,019	—	—	—	—	—	—	—	—	—	—	—
Class B shares issued upon vesting of LLC units	—	—	337,323	—	—	—	—	—	—	337,323	—	—
Increase in deferred tax asset from step-up tax basis related to redemption of LLC Units and set-up of TRA liability	—	—	—	—	—	—	605	—	605	—	—	605
Equity-based compensation	—	—	—	—	—	—	2,028	—	2,028	—	76	2,104
Net income	—	—	—	—	—	—	—	356	356	—	3,013	3,369
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(2,159)	—	(2,159)	—	2,159	—
Balance, March 31, 2022	10,708,456	$1	35,326,696	$4	49,119,976	$5	$7,339	$1,884	$9,233	84,446,672	$72,809	$82,042
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2023	2022
Operating activities
Net (loss) income	$(440)	$3,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	951	349
Equity-based compensation	2,258	2,104
Non-cash operating lease cost	1,085	683
Amortization of debt issuance costs	67	423
Deferred tax benefit	(14)	—
Other	74	(14)
Changes in assets and liabilities:
Inventories	1,403	(3,633)
Prepaid expenses and other current assets	778	(746)
Other assets	(135)	(342)
Accounts payable, accrued expenses and other current liabilities	(10,456)	(6,485)
Deferred revenue	3,327	4,706
Operating lease liabilities	(880)	(232)
Net cash (used in) provided by operating activities	(1,982)	182
Investing activities
Purchases of property and equipment	(4,414)	(1,283)
Net cash used in investing activities	(4,414)	(1,283)
Financing activities
Tax distributions to members	(1,468)	(6,874)
Payments on SVB term loan	(813)	—
Net cash used in financing activities	(2,281)	(6,874)
Net decrease in cash, cash equivalents and restricted cash	(8,677)	(7,975)
Cash, cash equivalents and restricted cash at beginning of period	154,854	173,070
Cash, cash equivalents and restricted cash at end of period	$146,177	$165,095

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$145,972	$164,890
Restricted cash	205	205
Total cash and cash equivalents, and restricted cash	$146,177	$165,095

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,535	$1,577
TRA Obligation associated with redemption of LLC Units	$439	$2,829
Deferred tax assets associated with redemption of LLC Units	$374	$3,433
Purchases of property and equipment included in accounts payable and accrued liabilities	$245	$1,068
Change in APIC related to redemption of LLC Units	$65	$605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Brilliant Earth Group, Inc. was formed as a Delaware corporation on June 2, 2021 for the purpose of facilitating an initial public offering ("IPO") and executing other related organizational transactions to acquire and carry on the business of Brilliant Earth, LLC. Brilliant Earth, LLC was originally incorporated in Delaware on August 25, 2005, and subsequently converted to a limited liability company on November 29, 2012. Brilliant Earth Group, Inc., the sole managing member of Brilliant Earth, LLC, consolidates Brilliant Earth, LLC and both are collectively referred to herein as "the Company".

The Company designs, procures and sells ethically-sourced diamonds, gemstones and jewelry online and through 28 showrooms operating within the United States ("U.S.") as of March 31, 2023. Co-headquarters are located in San Francisco, California and Denver, Colorado.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the requirements of the Securities and Exchange Commission (the "SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023, or for any other interim period or for any other future year.

The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements of the Company, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022, as disclosed in the 2022 Form 10-K.

There have been no material changes or updates to the Company's significant accounting policies from those described in the audited consolidated financial statements included in the 2022 Form 10-K except for the updates noted below.

Principles of Consolidation and Non-Controlling Interest

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, Brilliant Earth, LLC, which it controls due to ownership of the voting interest or pursuant to variable interest entity ("VIE") accounting guidance. All intercompany balances and transactions have been eliminated in consolidation.

The non-controlling interest on the unaudited condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Brilliant Earth, LLC held by the Continuing Equity Owners. The non-controlling interest on the unaudited condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of March 31, 2023, the non-controlling interest was 88.0%. At the end of each reporting period, equity related to Brilliant Earth, LLC that is attributable to Brilliant Earth Group, Inc. and Continuing Equity Owners is rebalanced to reflect Brilliant Earth Group, Inc.'s and Continuing Equity Owners' ownership in Brilliant Earth, LLC.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Some of the more significant estimates include inventory valuation, allowance for sales returns, estimates of current and deferred income taxes, payable pursuant to the tax receivable agreement, useful lives and depreciation of long-lived assets, and fair value of equity-based compensation. Actual results could differ materially from those estimates. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in its business or new information available.

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

At March 31, 2023 and December 31, 2022, there were no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). Topic 326 changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. The Company adopted this guidance using the modified retrospective method beginning with its first quarter ended March 31, 2023. The adoption of this guidance did not have a material impact on the Company's unaudited consolidated financial statements.

Accounting pronouncements recently issued but not yet adopted

Other recent accounting pronouncements not yet adopted are not expected to have a material impact on the Company's unaudited condensed consolidated financial statements.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) applicable to Brilliant Earth Group, Inc. by the weighted average shares of Class A common stock outstanding (and Class D common stock, if outstanding) during the period. Diluted earnings per share is computed by adjusting the net income (loss) available to Brilliant Earth Group, Inc. and the weighted average shares outstanding to give effect to potentially dilutive securities. Shares of Class B and Class C common stock are not entitled to receive any distributions or dividends and are therefore excluded from this presentation since they are not participating securities.

Basic and diluted earnings per share of common stock have been computed as follows (in thousands, except share and per share amounts):

	Three months ended March 31,
	2023	2022
Numerator:
Net (loss) income attributable to Brilliant Earth Group, Inc., BASIC	$(52)	$356
Add: Net (loss) income impact from assumed redemption of all LLC Units to common stock	(388)	3,013
Add (less): Income tax benefit (expense) on net (loss) income attributable to NCI	100	(753)
Net (loss) income attributable to Brilliant Earth Group, Inc., after adjustment for assumed conversion, DILUTED	$(340)	$2,616

Denominator:
Weighted average shares of common stock outstanding, BASIC	11,387,936	10,010,798
Dilutive effects of:
Vested LLC Units that are exchangeable for common stock	—	84,858,932
Unvested LLC Units that are exchangeable for common stock	—	1,623,238
RSUs and stock options	—	33,875
Weighted average shares of common stock outstanding, DILUTED	11,387,936	96,526,843

BASIC earnings per share	$0.00	$0.04
DILUTED earnings per share	$0.00	$0.03

Net (loss) income attributable to the non-controlling interest added back to net (loss) income in the fully dilutive computation has been adjusted for income taxes which would have been benefited (expensed) had the (loss) income been recognized by Brilliant Earth Group, Inc., a taxable entity. The weighted average common shares outstanding in the diluted computation per share assumes all outstanding LLC Units are converted and the Company will elect to issue shares of common stock upon redemption rather than cash-settle.

For the three months ended March 31, 2023 and 2022, the dilutive impact of LLC Units convertible into common stock were included in the computation of diluted earnings per share under the if-converted method, except when the effect would be anti-dilutive. The dilutive impact of unvested LLC Units, RSUs, and stock options were included using the treasury stock method.

The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of common stock due to the fact such impact would have been anti-dilutive for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Vested LLC Units	84,617,787	—
Unvested LLC Units	575,208	—
RSUs	3,326,439	1,529,164
Stock options	832,152	1,502,889

3. REVENUE

Disaggregation of Revenue

The following table discloses total net sales by geography for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
United States	$92,615	$93,766
International	5,083	6,272
Total net sales	$97,698	$100,038

Deferred Revenue

Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred. Deferred revenue also includes payments on the Company's three-year extended service plan that customers have elected to purchase.

As of March 31, 2023 and December 31, 2022, total deferred revenue was $21.9 million and $18.6 million, respectively, of which less than $0.1 million and less than $0.1 million, respectively, were included within other long-term liabilities in the unaudited condensed consolidated balance sheets. The Company recognized revenue that was deferred as of the last day of the respective prior quarter of $17.4 million and $17.6 million during the three months ended March 31, 2023 and 2022.

Sales Returns and Allowances

A returns asset account and a refund liabilities account are maintained to record the effects of estimated product returns and sales returns allowance. Returns asset and refund liabilities are updated at the end of each financial reporting period and the effect of such changes are accounted for in the period in which such changes occur.

The Company estimates anticipated product returns in the form of a refund liability based on historical return percentages and current period sales levels and accrues a related returns asset for goods expected to be returned in salable condition less any expected costs to recover such goods, including return shipping costs that the Company may incur.

As of March 31, 2023 and December 31, 2022, refund liabilities balances were $1.5 million and $2.3 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, returns asset balances were $0.6 million and $0.9 million, respectively, and are included within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.

4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Loose diamonds	$11,411	$11,894
Fine jewelry and other	26,824	27,744
Allowance for inventory obsolescence	(371)	(307)
Total inventories, net	$37,864	$39,331

The allowance for inventory obsolescence consists of the following (in thousands):

	March 31,	March 31,
	2023	2022
Balance at beginning of period	$(307)	$(260)
Change in allowance for inventory obsolescence	(64)	16
Balance at end of period	$(371)	$(244)

As of March 31, 2023 and December 31, 2022, the Company had $25.6 million and $27.6 million, respectively, in consigned inventory held on behalf of suppliers which is not recorded in the unaudited condensed consolidated balance sheets.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Vendor expenses	$12,636	$14,769
Inventory received not billed	7,817	7,973
Payroll expenses	2,076	5,301
Sales and other tax payable	2,532	4,137
Provision for sales returns and allowances	1,520	2,332
Current portion of TRA	—	502
Other	3,472	2,819
Total accrued expenses and other current liabilities	$30,053	$37,833

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue. Activity for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	March 31,	March 31,
	2023	2022
Balance at beginning of period	$2,332	$2,338
Provision	5,110	5,277
Returns and allowances	(5,922)	(6,032)
Balance at end of period	$1,520	$1,583

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

Total operating lease ROU assets and lease liabilities were as follows (in thousands):

Assets	Classification	As of March 31, 2023	As of March 31, 2022
Operating ROU assets at cost	Operating lease right of use assets	$38,021	$20,750
Accumulated amortization	Operating lease right of use assets	(4,314)	(683)
Net book value		$33,707	$20,067

Liabilities	Classification	As of March 31, 2023	As of March 31, 2022
Current:
Operating leases	Current portion of operating lease liabilities	$5,315	$2,779
Noncurrent:
Operating leases	Operating lease liabilities	33,750	19,882
Total lease liabilities		$39,065	$22,661

Total operating lease costs were as follows (in thousands):

	Classification	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Operating lease costs	Selling, general and administrative expense	$1,553	$924
Variable lease costs	Selling, general and administrative expense	265	184
Total lease costs		$1,818	$1,108

The maturity analysis of the operating lease liabilities as of March 31, 2023 was as follows (in thousands):

Amount
For the nine months ending December 31, 2023	$4,331
Years ending December 31,
2024	6,927
2025	6,947
2026	6,671
2027	5,251
2028	4,208
Thereafter	12,125
Total minimum lease payments(1)	46,460
Less: imputed interest	(7,395)
Net present value of operating lease liabilities	39,065
Less: current portion	(5,315)
Long-term portion	$33,750

(1) Future minimum lease payments exclude $7.1 million of future payments required under signed lease agreements that have not yet commenced. These operating leases will commence after March 31, 2023 with lease terms of ten years.

The table summarizes the weighted-average remaining lease term and weighted-average discount rate on long-term leases as follows (in thousands):

	March 31, 2023	March 31, 2022
Weighted-average remaining lease term - operating leases	7.5 years	5.8 years
Weighted-average discount rate - operating leases	4.5%	4.2%

Supplemental cash flow information related to operating leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities	$880	$232
ROU assets obtained in exchange for new operating lease liabilities	$7,535	$1,577

7. DEBT

The following table summarizes the net carrying amount of the Term Loans as of March 31, 2023 and December 31, 2022, net of debt issuance costs (in thousands):

	March 31, 2023			December 31, 2022
	Outstanding principal	Debt issuance costs	Net carrying amount	Outstanding principal	Debt issuance costs	Net carrying amount
Term Loans	$62,563	$(620)	$61,943	$63,375	$(663)	$62,712
Total debt	$62,563	$(620)	$61,943	$63,375	$(663)	$62,712

Current portion	$3,250	$—	$3,250	$3,250	$—	$3,250
Long term	59,313	(620)	58,693	60,125	(663)	59,462
Total debt	$62,563	$(620)	$61,943	$63,375	$(663)	$62,712

Runway Term Loan Agreement - Runway Growth Credit Finance Corp.

On September 30, 2019, the Company entered into a Loan and Security Agreement with Runway Growth Finance Corp. (f/k/a Runway Growth Credit Fund Inc.) ("Runway") which, as subsequently amended, provided for up to $65.0 million of borrowings (as subsequently amended, the "Runway Term Loan"). The Runway Term Loan bore interest at a variable rate equal to LIBOR (at a floor of 0.50%) plus 7.75%. The Runway Term Loan was secured by substantially all of the assets of the Company and required us to comply with various affirmative and negative debt covenants.

In connection with the origination of the Runway Term Loan Agreement, a warrant for 333,333 Class P Units was issued. The fair value of the warrant was $0.1 million at the time of issuance which was accounted for as a debt origination cost (contra-liability).

The Company was required to make interest-only payments on the Runway Term Loan through April 15, 2022, at which time the Runway Term Loan began amortizing, with equal monthly payments of principal, which would have fully amortized the principal amount of the Runway Term Loan by October 15, 2023, plus interest being paid by the Company to Runway in consecutive monthly installments until October 15, 2023. The Runway Term Loan carried a prepayment fee of 3.00% declining to 0.00% based on the anniversary date of payment, and a final payment fee equal to 4.50% of the principal amount repaid upon prepayment, plus $0.2 million.

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

Credit Agreement - Silicon Valley Bank

On May 24, 2022 (the "Closing Date"), Brilliant Earth, LLC, as borrower, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders, entered into a credit agreement (the "SVB Credit Agreement") which provides for a secured term loan credit facility of $65.0 million (the "SVB Term Loan Facility") and a secured revolving credit facility in an amount of up to $40.0 million

(the "SVB Revolving Credit Facility," and together with the SVB Term Loan Facility, the "SVB Credit Facilities").

The SVB Credit Facilities were used to refinance existing indebtedness, pay related fees and expenses, and will be used from and after the Closing Date for working capital and general corporate purposes. The Credit Facilities mature on May 24, 2027 (the "SVB Maturity Date").

The SVB Credit Facilities are secured by substantially all assets of Brilliant Earth, LLC and any of its future material subsidiaries, subject to customary exceptions. Brilliant Earth, LLC's future material subsidiaries (subject to certain customary exceptions) will guarantee repayment of the SVB Credit Facilities.

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

The SVB Credit Facilities are subject to customary affirmative covenants and negative covenants as well as financial maintenance covenants. The financial covenants are tested at the end of each fiscal quarter, beginning with the quarter ended June 30, 2022, and requires that (a) the Company and its subsidiaries not have a Consolidated Fixed Charge Coverage Ratio (defined as the ratio of (i) Consolidated EBITDA, less cash taxes (including tax distributions), less certain capital expenditures, less cash dividends and other cash restricted payments, to (ii) the sum of cash interest expense and scheduled principal payments on outstanding debt (in each case, as further defined in the SVB Credit Agreement)) of less than 1.25 to 1.00, (b) the Company and its subsidiaries not have a Consolidated Total Leverage Ratio of more than 4.00 to 1.00, and (c) Brilliant Earth, LLC and its subsidiaries not have a Consolidated Borrower Leverage Ratio (defined substantially similar as Consolidated Total Leverage Ratio, but limited to Brilliant Earth, LLC and its subsidiaries) in excess of 3.00 to 1.00 (which level is subject to temporary increases to 4.00 to 1.00 in connection with certain acquisitions). As of March 31, 2023 the Company was in compliance with such covenants.

At March 31, 2023, deferred issuance costs included in other assets totaled $0.4 million, net of accumulated amortization of $0.1 million. At March 31, 2023, deferred issuance costs included in long-

term debt totaled $0.6 million, net of accumulated amortization of $0.2 million. These costs are being amortized to interest expense over the term of the loan.

The Company's debt effective interest rate was 7.72% and 11.08% for the three months ended March 31, 2023 and 2022, respectively. Interest expense was $1.1 million and $1.4 million and the amortization of deferred issuance costs was $0.1 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, there are no amounts outstanding under the SVB Revolving Credit Facility.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation ("FDIC") was appointed as receiver. On March 14, 2023, the FDIC announced the establishment of Silicon Valley Bridge Bank, N.A., which assumed the deposits and obligations of SVB. On March 26, 2023, the FDIC announced that it had entered into a purchase and assumption agreement with First-Citizens Bank & Trust Company, Raleigh, North Carolina ("First Citizens") under which all deposits and loans of SVB were assumed by First Citizens. Based on this announcement, we expect that First Citizens will continue to service the SVB Credit Facilities going forward.

As of March 31, 2023, the aggregate future principal payments under the SVB Term Loan Facility were as follows (in thousands):

Principal
Remainder of 2023	$2,438
2024	4,062
2025	5,688
2026	6,500
2027	43,875
Total aggregate future principal payments	$62,563

8. EQUITY-BASED COMPENSATION

Grants of Restricted Stock Units

The following table summarizes the activity related to the Company's restricted stock units ("RSUs") for the three months ended March 31, 2023:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2022, unvested	3,158,686	$9.01
Granted	1,403,934	$4.99
Vested	(252,941)	$10.56
Forfeited	(270,729)	$8.42
Balance as of March 31, 2023, unvested	4,038,950	$7.56

Total compensation expense for RSUs was approximately $2.0 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of March 31, 2023, total compensation cost related to unvested RSUs not yet recognized is $27.5 million and is expected to be recognized over a weighted-average period of approximately 3.1 years.

Grants of Stock Options

The following table summarizes the activity related to the outstanding and exercisable stock options for the three months ended March 31, 2023:

	Number of options	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2022	857,615	$12.00	$4.27	8.7
Forfeited	(56,250)	$12.00	$4.29	—
Outstanding as of March 31, 2023	801,365	$12.00	$4.27	8.5

Exercisable as of March 31, 2023	469,372	$12.00	$4.26	8.5
Unvested as of March 31, 2023	331,993	$12.00	$4.29	8.5
Vested and expected to vest as of March 31, 2023	801,365	$12.00	$4.27	8.5

As of March 31, 2023, the vested stock options did not have an aggregated intrinsic value as the exercise price exceeded the estimated fair market value of the stock options.

Total compensation expense for stock options was approximately $0.2 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of March 31, 2023, total compensation cost related to unvested options not yet recognized is $1.4 million and is expected to recognize over a weighted-average period of approximately 1.9 years.

Outstanding Restricted LLC Units

The following table summarizes the activity related to the unvested restricted LLC Units for the three months ended March 31, 2023:

	Number of restricted LLC Units	Weighted average grant date fair value
Balance, December 31, 2022, unvested	615,000	$0.61
Vested	(115,437)	$0.47
Forfeited	—	$—
Balance, March 31, 2023, unvested	499,563	$0.64

Total compensation expense for unvested restricted LLC Units was $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations

As of March 31, 2023, total compensation cost related to unvested restricted LLC Units not yet recognized is $0.3 million and is expected to be recognized over a weighted-average period of approximately 1.8 years.

9. INCOME TAXES AND TAX RECEIVABLE AGREEMENT
Overview of Income Taxes

Brilliant Earth Group, Inc. is taxed as a subchapter C corporation and is subject to federal and state income taxes. Brilliant Earth Group, Inc.'s sole material asset is its ownership interest in Brilliant Earth, LLC, which is a limited liability company that is taxed as a partnership for U.S. federal and certain state and local income tax purposes. Brilliant Earth, LLC's net taxable income or loss and related tax credits, if any, are passed through to its members on a pro-rata basis and included in the member's tax returns. The income tax burden on the earnings taxed to the non-controlling interest holders is not reported by the Company in its unaudited condensed consolidated financial statements under U.S. GAAP.

The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on those jurisdictions' rules, generally after the income tax returns are filed.

Tax Provision and Deferred Tax Asset

In calculating the provision for interim income taxes in accordance with ASC Topic 740, Income Taxes, an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, Brilliant Earth Group, Inc. estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period. The Company's effective tax rate of 3.0% for the three months ended March 31, 2023, differs from the U.S. federal statutory tax rate of 21% primarily due to income associated with the non-controlling interest and state tax expense.

The Company recorded net decreases in deferred tax assets of $0.4 million during the three months ended March 31, 2023 with a corresponding increase to additional paid in capital, resulting from changes in the outside basis difference on Brilliant Earth's investment in LLC. The Company has determined it is more-likely-than-not that it will be able to realize this deferred tax asset in the future.

The Company's income tax benefit was less than $0.1 million for the three months ended March 31, 2023, and income tax provision was $0.1 million for the three months ended March 31, 2022, respectively.

Tax receivable agreement

As each of the Continuing Equity Owners elect to convert their LLC Interests into Class A common stock or Class D common stock, as applicable, Brilliant Earth Group, Inc. will succeed to their aggregate historical tax basis which will create a net tax benefit to the Company. These tax benefits are expected to be amortized over 15 years pursuant to Sections 743(b) and 197 of the Code. The Company will only recognize a deferred tax asset for financial reporting purposes when it is "more-likely-than-not" that the tax benefit will be realized.

In addition, as part of the IPO, the Company entered into a TRA with the Continuing Equity Owners to pay 85% of the tax savings from the tax basis adjustment to them as such savings are realized. Amounts payable under the TRA are contingent upon, among other things, generation of sufficient future taxable income during the term of the TRA. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders' equity, and the effects of changes in any of our estimates after this date will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.

As of March 31, 2023, related to the TRA, the Company has recorded (i) a deferred tax asset in the amount of $8.8 million, (ii) a corresponding estimated liability with a balance of $7.8 million representing 85% of the projected tax benefits to the TRA Owners; and (iii) $1.0 million of additional paid-in capital.

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes or claims. In addition, the Company is regularly audited by various tax authorities. Although the Company cannot predict with assurance the outcome of any litigation or audit, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company's financial condition, results of operations or cash flows. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, to the extent possible, the Company discloses the range of such reasonably possible losses.

On February 17, 2023, Plaintiff Tanisha Roberson filed a complaint against the Company in the United States District Court for Northern District of Illinois. The complaint alleged, on behalf of a putative class, that the Company's "Virtual Try On" feature violated the Illinois Biometric Information Privacy Act. The plaintiff sought statutory damages, injunctive relief, attorneys' fees and costs, and other unspecified damages. On April 21, 2023, following the plaintiff's filing of a voluntary motion for dismissal, the court dismissed the case.

On December 5, 2022, plaintiff Veronica Cusimano, a former employee of the Company, filed a representative action against the Company pursuant to the Private Attorneys General Act of 2004 in California Superior Court, Los Angeles County. The complaint alleges, on behalf of the plaintiff and similarly situated employees and former employees in California, various claims under the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. The plaintiff seeks civil penalties, attorneys' fees and costs in unspecified amounts, and other unspecified damages. On February 10, 2023, the Company filed a petition to compel arbitration on the basis of an agreement between the plaintiff and the Company to arbitrate any claims between them. On April 28, 2023, the petition was denied. The Company intends to vigorously defend the alleged individual and representative claims, and, on May 9, 2023, the Company appealed the Superior Court's denial of its petition to compel arbitration to the California Court of Appeal, Second Appellate District. At this time, any liability related to the alleged claims is not currently probable or reasonably estimable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our 2022 Form 10-K filed with the SEC on March 21, 2023. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in "Cautionary Note Regarding Forward-Looking Statements," and "Risk Factors" in this Quarterly Report on Form 10-Q and Part I, Item 1A. "Risk Factors" in our 2022 Form 10-K. We assume no obligation to update any of these forward-looking statements.

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

We were founded in 2005 as an e-commerce company with an ambitious mission and a single showroom in San Francisco. We have rapidly scaled our business while remaining focused on our mission and elevating the omnichannel customer experience. Through our intuitive digital commerce platform and personalized individual appointments in our showrooms, we cater to the shopping preferences of tech-savvy next-generation consumers. We create an educational, joyful, and approachable experience that is unique in the jewelry industry. As of March 31, 2023, Brilliant Earth has sold to consumers in over 50 countries.

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

Below is a summary of our performance for the three months ended March 31, 2023:

•Net sales decreased 2.3% to $97.7 million compared to $100.0 million for the three months ended March 31, 2022;
•Net loss of $0.4 million for the three months ended March 31, 2023, compared to net income of $3.4 million for the three months ended March 31, 2022;
•Net (loss) income margin of (0.5)%, compared to 3.4% for the three months ended March 31, 2022;
•Adjusted EBITDA of $5.5 million compared to $8.4 million for the three months ended March 31, 2022; and
•Adjusted EBITDA margin of 5.7%, compared to 8.4% for the three months ended March 31, 2022.

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

Our Ability to Continue Successfully Growing and Managing our Omnichannel Presence

Our ability to successfully grow and manage our omnichannel presence in new markets and locations is an important factor our success. Historically, we have been successful in new geographic markets we have entered, and we are in the early stages of expanding our premium showroom footprint nationwide. We intend to continue leveraging our marketing strategy and growing brand awareness to drive increased qualified consumer traffic to and sales from our website and premium showrooms.

We believe growing and managing our showrooms will drive accelerated growth by increasing our average order value ("AOV") compared to e-commerce orders, improving conversion in the showrooms' metro regions compared to pre-opening conversion, and raising our brand awareness. As of March 31, 2023, we have 28 showroom locations. We intend to strategically open showrooms in the future, and we believe we can achieve broad national showroom coverage with far fewer locations than many traditional retailers. We rely on this highly efficient showroom model to complement our digital strategy and to continue to drive growth and profitability.

Our Ability to Successfully Introduce New Products

Product expansion allows us significant opportunity to drive new and repeat purchases by expanding purchase occasions beyond engagement and bridal. We intend to leverage our in-house design capabilities and nimble data-driven product development to expand product assortment for special occasions and self-purchase. In addition, we will have more opportunity to enhance and leverage our customer relationship management ("CRM") and data-segmentation capabilities to increase repeat purchases and lifetime value. We have consistently invested in technology to create a seamless customer experience, including dynamic visualization, augmented reality try-on, and automated, rapid fulfillment, and we intend to continue investing in technology to enhance the digital and showroom experience and help drive conversion. Expanding affiliations and brand collaborations will also broaden our existing assortment, reinforce our brand ethos, and feature like-minded designers, which will help to drive both new and repeat purchases.

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

Costs of Operating as a Public Company

The costs of operating as a public company are significant. We are now subject to the reporting, listing, and compliance requirements of various governing bodies and applicable securities laws and regulations that we were previously not subjected to as a privately-held company. Since becoming a public company, compliance with rules and regulations has increased and may continue to increase our legal, financial, and technology compliance costs, and to make some activities more difficult, time-consuming, and costly. Remaining compliant and satisfying our obligations as a public company, while maintaining forecasted gross margins and operating results, and attracting and retaining qualified persons to serve on our board of directors, our board committees, or as our executive officers will be critical to our future success.

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

Seasonality

A larger share of annual revenues and profits traditionally occur in the fourth quarter because it includes the November and December holiday sales period.

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

We allow for certain returns within 30 days of when an order is available for shipment or pickup. We also provide one complimentary resizing for standard ring styles within 60 days of when an order is available for shipment or pickup, a lifetime manufacturing warranty (except on estate and vintage jewelry and center diamonds/gemstones), and a lifetime diamond upgrade program on all diamonds that meet certain criteria. We offer an extended protection plan through a third-party that has terms ranging from two years to lifetime that vary based on the item purchased.

Revenue is deferred on transactions where payment has been received from the customer, but control has not yet transferred. Revenue related to customer purchases of our in-house extended service plan are deferred and recognized ratably over the service plan term.

Cost of Sales

Cost of sales consists primarily of merchandise costs for the purchase of diamonds and gemstones from our global base of diamond and gemstone suppliers, and the cost of jewelry production from our third-party jewelry manufacturing suppliers. Cost of sales includes merchandise costs, inbound freight charges, costs of shipping orders to customers and certain fulfillment and inventory-related compensation costs. Our cost of sales includes reserves for disposal of obsolete, slow-moving or defective items, and shrinkage, which we estimate and record on a periodic basis.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of marketing, advertising, and promotional expenses; payroll and related benefit costs for our employees, including equity-based compensation expense; merchant processing fees; certain facility-related costs; customer service; technology; and depreciation and amortization expenses, as well as professional fees and other general corporate expenses.

Interest Expense

Interest expense primarily consists of interest incurred under the Runway Term Loan Agreement and the SVB Credit Facility.

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and other miscellaneous income and expenses such as losses on exchange rates on consumer payments.

Income Tax Benefit (Expense)

Income tax benefit (expense) represents the federal and state income or franchise taxes assessed on Brilliant Earth Group, Inc.'s share of taxable income (loss) for the period.

Results of Operations
The results of operations data in the following tables for the periods presented have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Comparison of Three Months Ended March 31, 2023 and 2022

The following table sets forth our statements of operations for the three months ended March 31, 2023 and 2022, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended March 31,
	2023		2022		Period change
	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$97,698	100.0%	$100,038	100.0%	$(2,340)	(2.3)%
Cost of sales	44,022	45.1%	49,922	49.9%	(5,900)	(11.8)%
Gross profit	53,676	54.9%	50,116	50.1%	3,560	7.1%
Operating expenses:
Selling, general and administrative	53,766	55.0%	44,816	44.8%	8,950	20.0%
(Loss) income from operations	(90)	(0.1)%	5,300	5.3%	(5,390)	(101.7)%
Interest expense	(1,206)	(1.2)%	(1,776)	(1.8)%	570	(32.1)%
Other income (expense), net	843	0.9%	(59)	(0.1)%	902	(1528.8)%
Net (loss) income before tax	(453)	(0.5)%	3,465	3.5%	(3,918)	(113.1)%
Income tax benefit (expense)	13	—%	(96)	(0.1)%	109	(113.5)%
Net (loss) income	$(440)	(0.5)%	$3,369	3.4%	$(3,809)	(113.1)%
Net (loss) income allocable to non-controlling interest	(388)	(0.4)%	3,013	3.0%	(3,401)	(112.9)%
Net (loss) income allocable to Brilliant Earth Group, Inc.	$(52)	(0.1)%	$356	0.4%	$(408)	(114.6)%

Amounts may not sum due to rounding

Net Sales

Net sales for the three months ended March 31, 2023 decreased by $2.3 million, or 2.3%, compared to the three months ended March 31, 2022. The decrease in net sales was comprised of a decrease of 11.3% in AOV, partially offset by an increase of 10.1% in order volumes. The decrease in AOV was driven by an increase in sales of lower price point fine jewelry and other products, and moderation in sales growth of products above the $10,000 price point. The increase of 10.1% in order volumes was due to:

•continued effectiveness of our customer acquisition and conversion activities;
•strong omnichannel performance across the Company's products and new product collection releases; and

•the opening of new showrooms

Gross Profit

Gross profit for the three months ended March 31, 2023 increased by $3.6 million, or 7.1%, compared to the three months ended March 31, 2022. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 480 basis points for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by our premium brand and differentiated product offerings, performance of our pricing engine, procurement efficiencies and benefits from our extended warranty program. Gross margin improvements were also due to a 3.8% reduction in average platinum spot prices, partially offset by an increase of 0.6% in average gold spot prices for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2023 increased by $9.0 million, or 20.0%, compared to the three months ended March 31, 2022. Selling, general and administrative expenses as a percentage of net sales increased by 1,023 basis points for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in selling, general and administrative expenses was driven by an increase in employment, marketing, and other general and administrative expenses, which increased by $3.0 million, $2.8 million, and $3.2 million, respectively, from the three months ended March 31, 2022 to the three months ended March 31, 2023.

The increase in employment expenses was driven by an increase in salaries and wages, equity-based compensation, payroll taxes and other benefits expense and the addition of corporate and showroom staff. The increase in marketing expenses was driven by increased investments in marketing and advertising to increase brand awareness and support strategic growth initiatives. The increase in other general and administrative expenses as a result of overall Company growth was principally driven by a $1.3 million increase in information technology and other software-related costs, a $1.3 million increase of pre-opening expenses from the opening of new showrooms, a $0.6 million increase in rent and lease related expenses, and a $0.6 million increase in depreciation, partially offset by a $0.6 million decrease in other general administrative expenses.

Interest Expense

Interest expense for the three months ended March 31, 2023 decreased by $0.6 million compared to the three months ended March 31, 2022, primarily due to a reduction in the interest rate pursuant to the SVB Credit Agreement executed on May 24, 2022 as compared to the interest rate pursuant to the Runway Term Loan Agreement.

Key Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

The following table sets forth our key performance indicators for the periods presented (amounts in thousands, except for total orders and AOV):

	Three months ended March 31,
	2023	2022	Change	% Change
Net Sales	$97,698	$100,038	(2,340)	(2.3)%
Total Orders	35,631	32,372	3,259	10.1%
AOV	$2,742	$3,090	$(348)	(11.3)%

Net Sales

Net sales is defined above in "Components of Results of Operations".

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures, are included in this Quarterly Report on Form 10-Q because they are used by management and our board of directors to assess our financial performance. We define Adjusted EBITDA as net income excluding interest expense, income taxes, depreciation expense, amortization of cloud-based software implementation costs, equity-based compensation expense, showroom pre-opening expense, certain non-operating expenses and income, and other unusual and/or infrequent costs, which we do not consider in our evaluation of ongoing operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA calculated as a percentage of net sales. These non-GAAP financial measures provide users of our financial information with useful information in evaluating our operating performance and exclude certain items from net income that may vary substantially in frequency and magnitude from period to period. These non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of Adjusted EBITDA and Adjusted EBITDA margin to its most directly comparable GAAP financial measure, net income and net income margin, are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items, and may include other expenses, costs and non-recurring items.

The following table presents a reconciliation of net income and net income margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented (amounts in thousands):

	Three months ended March 31,
	2023	2022
Net (loss) income	$(440)	$3,369
Interest expense	1,206	1,776
Income tax (benefit) expense	(13)	96
Depreciation expense	951	349
Amortization of cloud-based software implementation costs	124	—
Showroom pre-opening expense	1,772	475
Equity-based compensation expense	2,258	2,104
Other (income) expense, net (1)	(843)	59
Transaction costs and other expense (2)	532	146
Adjusted EBITDA	$5,547	$8,374
Net (loss) income margin	(0.5)%	3.4%
Adjusted EBITDA margin	5.7%	8.4%
(1)     Other (income) expense, net consists primarily of interest and other miscellaneous income, partially offset by expenses such as losses on exchange rates on consumer payments.
(2)     These expenses are those that we did not incur in the normal course of business.

Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to LLC members, debt service, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, and borrowings under the Runway Term Loan Facility and the SVB Term Loan Facility. We have historically had negative working capital driven by our high inventory turns and typical collection of payment from customers prior to payment of suppliers. As of March 31, 2023, we had a cash balance, excluding restricted cash, of $146.0 million, and working capital, excluding non-restricted cash, of ($19.0) million.

In addition, we have the SVB Term Loan Facility with a principal balance of $62.6 million, excluding unamortized debt issuance costs of $0.6 million, of which $59.3 million is classified as long-term.

For the three months ended March 31, 2023, the Company declared and paid $1.5 million of distributions to, or on behalf of, members associated with their estimated income tax obligations. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

We believe that our current sources of liquidity, which include cash, and net cash provided by operating activities, will be sufficient to meet our projected operating, debt service, and tax distribution requirements for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q.

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

Cash Flow Analysis

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Net cash (used in) provided by operating activities	$(1,982)	$182
Net cash used in investing activities	(4,414)	(1,283)
Net cash used in financing activities	(2,281)	(6,874)
Net decrease in cash, cash equivalents and restricted cash	(8,677)	(7,975)
Cash, cash equivalents and restricted cash at beginning of period	154,854	173,070
Cash, cash equivalents and restricted cash at end of period	$146,177	$165,095

Net Cash (Used in) Provided by Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $2.0 million compared to net cash provided by operating activities of $0.2 million for the three months ended March 31, 2022, a decrease of $2.2 million. This decrease was primarily driven by a decrease in net income of $3.8 million, partially offset by an increase of $0.9 million in non-cash expense addbacks, and an increase of $0.8 million from changes in assets and liabilities related to operating activities. The increase in non-cash expenses addbacks is primarily due to an increase of $1.2 million in equity-based compensation resulting from growth in the business, depreciation and non-cash operating lease cost, and offset by a $0.4 million decrease in amortization of debt issuance costs resulting from lower costs associated with the SVB credit facility and deferred tax benefit. The increase from change in assets and liabilities related to operating activities is primarily due to an increase of $6.8 million in inventories, prepaid expenses and other current assets and other assets, offset by $6.0 million decrease in deferred revenue, accounts payable, accrued expenses and other current liabilities and operating lease liabilities.

Net Cash Used In Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was $4.4 million compared to $1.3 million for the three months ended March 31, 2022. The increase of $3.1 million was principally due to an increase in purchases of purchases of property and equipment related to new facilities leased during the period.

Net Cash Used In Financing Activities

For the three months ended March 31, 2023, net cash used in financing activities was $2.3 million compared to $6.9 million for the three months ended March 31, 2023. The decrease of $4.6 million was primarily due to lower tax distributions paid to members pursuant to the LLC Agreement of $5.4 million, partially offset by $0.8 million paid on the SVB Term Loan Facility.

Silicon Valley Bank Credit Facilities

On May 24, 2022, Brilliant Earth, LLC, as borrower, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders, entered into a SVB Credit Agreement, which provides for a secured SVB Term Facility of $65.0 million and a secured SVB Revolving Credit Facility in an amount of up to $40.0 million. See Note 7. "Debt" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of March 31, 2023, there are no amounts outstanding under the SVB Revolving Credit Facility.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation ("FDIC") was appointed as receiver. On March 14, 2023, the FDIC announced the establishment of Silicon Valley Bridge Bank, N.A., which assumed the deposits and obligations of SVB. On March 26, 2023, the FDIC announced that it had entered into a purchase and assumption agreement with First-Citizens Bank & Trust Company, Raleigh, North Carolina ("First Citizens") under which all deposits and loans of SVB were assumed by First Citizens. Based on this announcement, we expect that First Citizens will continue to service the SVB Credit Facilities going forward.

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

In addition, under the TRA, we are required to make cash payments to the Continuing Equity Owners equal to 85% of the tax benefits, if any, that we actually realize (or in certain circumstances are deemed to realize), as a result of (1) increases in our allocable share of the tax basis of Brilliant Earth, LLC's assets resulting from (a) our purchase of LLC Interests from each Continuing Equity Owner; (b) future redemptions or exchanges of LLC Interests for Class A common stock or cash; and (c) certain distributions (or deemed distributions) by Brilliant Earth, LLC; and (2) certain tax benefits arising from payments made under the TRA. We expect the amount of the cash payments that we will be required to make under the TRA will be significant. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of redemptions or exchanges by the Continuing Equity Owners, the amount of gain recognized by the Continuing Equity Owners, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable. Any payments made by us to the Continuing Equity Owners under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us.

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

Critical Accounting Policies and Estimates

There have been no changes to the Company's critical accounting policies and estimates from those described under "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Form 10-K.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 to our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

JOBS Act

We qualify as an "emerging growth company" pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that, among other reporting exemptions, an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2) (B) of the Securities Act for complying with new or revised accounting standards. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

The exemptions afforded to emerging growth companies will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our IPO (December 31, 2026), (ii) in which we have total annual gross revenue of at least $1.235 billion or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.07 billion in non-convertible debt during the prior three-year period.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

On February 17, 2023, Plaintiff Tanisha Roberson filed a complaint against the Company in the United States District Court for Northern District of Illinois. The complaint alleged, on behalf of a putative class, that the Company's "Virtual Try On" feature violated the Illinois Biometric Information Privacy Act. The plaintiff sought statutory damages, injunctive relief, attorneys' fees and costs, and other unspecified damages. On April 21, 2023, following the plaintiff's filing of a voluntary motion for dismissal, the court dismissed the case.

On December 5, 2022, plaintiff Veronica Cusimano, a former employee of the Company, filed a representative action against the Company pursuant to the Private Attorneys General Act of 2004 in California Superior Court, Los Angeles County. The complaint alleges, on behalf of the plaintiff and similarly situated employees and former employees in California, various claims under the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. The plaintiff seeks civil penalties, attorneys' fees and costs in unspecified amounts, and other unspecified damages. On February 10, 2023, the Company filed a petition to compel arbitration on the basis of an agreement between the plaintiff and the Company to arbitrate any claims between them. On April 28, 2023, the petition was denied. The Company intends to vigorously defend the alleged individual and representative claims, and, on May 9, 2023, the Company appealed the Superior Court's denial of its petition to compel arbitration to the California Court of Appeal, Second Appellate District. At this time, any liability related to the alleged claims is not currently probable or reasonably estimable.
Item 1A. Risk Factors

The Company's risk factors are described in Part I, Item 1A, "Risk Factors" of our 2022 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors as previously disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Brilliant Earth Group, Inc.	8-K	001-40836	3.1	9/27/2021
3.2	Amended and Restated Bylaws of Brilliant Earth Group, Inc.	8-K	001-40836	3.2	9/27/2021
4.1	Specimen Stock Certificate evidencing shares of Class A Common Stock	S-1/A	001-40836	4.1	9/14/2021
10.1#	Employment Agreement dated as of May 10, 2023 by and between Beth Gerstein and Brilliant Earth Group, Inc.					*
10.2#	Employment Agreement dated as of May 10, 2023 by and between Eric Grossberg and Brilliant Earth Group, Inc.					*
10.3#	Employment Agreement dated as of May 10, 2023 by and between Jeffrey Kuo and Brilliant Earth Group, Inc.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management or compensatory plan.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brilliant Earth Group, Inc.

                By: /s/ Jeffrey Kuo
Name: Jeffrey Kuo
Title: Chief Financial Officer
Date: May 11, 2023
(Principal Financial Officer and
Principal Accounting Officer)