Form 10-Q
period 2023-06-30
Brilliant Earth Group, Inc.
filed 2023-08-10
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2023, there were 12,039,540 shares of the registrant's Class A common stock, $0.0001 par value per share, outstanding, 35,616,783 shares of the registrant's Class B common stock, $0.0001 par value per share, outstanding, 49,119,976 shares of the registrant's Class C common stock, $0.0001 par value per share, outstanding and no shares of the registrant's Class D common stock, $0.0001 per share, outstanding.

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

Part I - Financial Information
Item 1. Financial Statements

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$149,605	$154,649
Restricted cash	207	205
Inventories, net	39,413	39,331
Prepaid expenses and other current assets	10,938	11,764
Total current assets	200,163	205,949
Property and equipment, net	22,200	16,554
Deferred tax assets	9,367	8,948
Operating lease right of use assets	38,333	27,812
Other assets	3,266	3,311
Total assets	$273,329	$262,574

Liabilities and equity
Current liabilities:
Accounts payable	$9,496	$11,032
Accrued expenses and other current liabilities	34,163	37,833
Current portion of deferred revenue	22,258	18,505
Current portion of operating lease liabilities	4,983	3,873
Current portion of long-term debt	3,250	3,250
Total current liabilities	74,150	74,493

Long-term debt, net of debt issuance costs	57,924	59,462
Operating lease liabilities	39,712	28,537
Payable pursuant to the Tax Receivable Agreement	7,897	6,893
Other long-term liabilities	12	48
Total liabilities	179,695	169,433

Commitments and contingencies (Note 10)

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Class A common stock, $0.0001 par value, 1,200,000,000 shares authorized; 12,037,565 and 11,246,694 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.0001 par value, 150,000,000 shares authorized; 35,583,600 and 35,482,534 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4	4
Class C common stock, $0.0001 par value, 150,000,000 shares authorized; 49,119,976 and 49,119,976 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	5	5
Class D common stock, $0.0001 par value, 150,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	7,882	7,256
Retained earnings	3,759	3,663
Equity attributable to Brilliant Earth Group, Inc.	11,651	10,929
NCI attributable to Brilliant Earth, LLC	81,983	82,212
Total equity	93,634	93,141
Total liabilities and equity	$273,329	$262,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net sales	$110,184	$108,809	$207,882	$208,847
Cost of sales	46,695	50,988	90,717	100,910
Gross profit	63,489	57,821	117,165	107,937
Operating expenses:
Selling, general and administrative	62,129	52,145	115,895	96,961
Income from operations	1,360	5,676	1,270	10,976
Interest expense	(1,280)	(1,146)	(2,486)	(2,922)
Other income (expense), net	1,192	(49)	2,035	(108)
Loss on extinguishment of debt	—	(617)	—	(617)
Income before tax	1,272	3,864	819	7,329
Income tax expense	(37)	(113)	(24)	(209)
Net income	1,235	3,751	795	$7,120
Net income allocable to non-controlling interest	1,087	3,327	699	6,340
Net income allocable to Brilliant Earth Group, Inc.	$148	$424	$96	$780

Earnings per share:
Basic	$0.01	$0.04	$0.01	$0.07
Diluted	$0.01	$0.03	$0.01	$0.06
Weighted average shares of common stock outstanding:
Basic	11,796,639	10,810,627	11,593,416	10,412,922
Diluted	96,889,854	96,208,702	96,820,285	96,386,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands except share amounts)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock					Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Equity
Balance, January 1, 2023	11,246,694	$1	35,482,534	$4	49,119,976	$5	$7,256	$3,663	$10,929	84,602,510	$82,212	$93,141
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(1,468)	(1,468)
Conversion of Class B to Class A common stock	71,886	—	(71,886)	—	—	—	—	—	—	(71,886)	—	—
RSU vesting during period	252,941	—	—	—	—	—		—	—	—	—	—
Class B shares issued upon vesting of LLC units	—	—	115,437	—	—	—		—	—	115,437	—	—
Change in deferred tax asset from step-up tax basis related to redemption of LLC Units and set-up of TRA liability	—	—	—	—	—	—	(65)	—	(65)	—	—	(65)
Equity-based compensation	—	—	—	—	—	—	2,204	—	2,204	—	54	2,258
Net loss	—	—	—	—	—	—	—	(52)	(52)	—	(388)	(440)
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(1,780)	$—	(1,780)	—	1,780	—
Balance, March 31, 2023	11,571,521	$1	35,526,085	$4	49,119,976	$5	$7,615	$3,611	$11,236	84,646,061	$82,190	$93,426
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(3,660)	(3,660)
Conversion of Class B to Class A common stock	54,600	—	(54,600)	—	—	—	—	—	—	(54,600)	—	—
RSU vesting during period	411,444	—	—	—	—	—	—	—	—	—	—	—
Class B shares issued upon vesting of LLC units	—	—	112,115	—	—	—	—	—	—	112,115	—	—
Change in deferred tax asset from step-up tax basis related to redemption of LLC Units and set-up of TRA liability	—	—	—	—	—	—	6	—	6	—	—	6
Equity-based compensation	—	—	—	—	—	—	2,574	—	2,574	—	53	2,627
Net income	—	—	—	—	—	—	—	148	148	—	1,087	1,235
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(2,313)	—	(2,313)	—	2,313	—
Balance, June 30, 2023	12,037,565	$1	35,583,600	$4	49,119,976	$5	$7,882	$3,759	$11,651	84,703,576	$81,983	$93,634
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands except share amounts)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock					Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Equity
Balance, January 1, 2022	9,614,523	$1	35,658,013	$4	49,505,250	$5	$6,865	$1,528	$8,403	85,163,263	$74,435	$82,838
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(6,874)	(6,874)
Conversion of Class B and Class C to Class A common stock	1,053,914	—	(668,640)	—	(385,274)	—	—	—	—	(1,053,914)	—	—
RSU vesting during period	40,019	—	—	—	—	—	—	—	—	—	—	—
Class B shares issued upon vesting of LLC units	—	—	337,323	—	—	—	—	—	—	337,323	—	—
Change in deferred tax asset from step-up tax basis related to redemption of LLC Units and set-up of TRA liability	—	—	—	—	—	—	605	—	605	—	—	605
Equity-based compensation	—	—	—	—	—	—	2,028	—	2,028	—	76	2,104
Net income	—	—	—	—	—	—	—	356	356	—	3,013	3,369
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(2,159)	—	(2,159)	—	2,159	—
Balance, March 31, 2022	10,708,456	$1	35,326,696	$4	49,119,976	$5	$7,339	$1,884	$9,233	84,446,672	$72,809	$82,042
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(8,100)	(8,100)
Conversion of Class B to Class A common stock	110,000	—	(110,000)	—	—	—	—	—	—	(110,000)	—	—
RSU vesting during period	16,938	—	—	—	—	—	—	—	—	—	—	—
Class B shares issued upon vesting of LLC units	—	—	140,897	—	—	—	—	—	—	140,897	—	—
Change in deferred tax asset from step-up tax basis related to redemption of LLC Units and set-up of TRA liability	—	—	—	—	—	—	(87)	—	(87)	—	—	(87)
Equity-based compensation	—	—	—	—	—	—	2,079	—	2,079	—	69	2,148
Net income	—	—	—	—	—	—	—	424	424	—	3,327	3,751
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(2,582)	—	(2,582)	—	2,582	—
Balance, June 30, 2022	10,835,394	$1	35,357,593	$4	49,119,976	$5	$6,749	$2,308	$9,067	84,477,569	$70,687	$79,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2023	2022
Operating activities
Net income	$795	$7,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,891	747
Equity-based compensation	4,885	4,252
Non-cash operating lease cost	2,368	1,462
Amortization of debt issuance costs	134	452
Loss on extinguishment of debt	—	617
Deferred tax benefit	23	—
Other	66	(56)
Changes in assets and liabilities:
Inventories	(138)	(10,544)
Prepaid expenses and other current assets	2,141	(1,945)
Other assets	(2)	(665)
Accounts payable, accrued expenses and other current liabilities	(3,091)	461
Deferred revenue	3,717	3,580
Operating lease liabilities	(1,919)	(608)
Net cash provided by operating activities	10,870	4,873
Investing activities
Purchases of property and equipment	(9,159)	(4,068)
Net cash used in investing activities	(9,159)	(4,068)
Financing activities
Payments on SVB term loan	(1,625)	—
Proceeds received from Silicon Valley Bank term loan facility	—	65,000
Repayment of Runway term loan	—	(58,158)
Principal payments on Runway term loan	—	(6,842)
Final payment and prepayment penalty on Runway term loan	—	(2,408)
Payments of debt issuance costs	—	(755)
Tax distributions to members	(5,128)	(14,974)
Net cash used in financing activities	(6,753)	(18,137)
Net decrease in cash, cash equivalents and restricted cash	(5,042)	(17,332)
Cash, cash equivalents and restricted cash at beginning of period	154,854	173,070
Cash, cash equivalents and restricted cash at end of period	$149,812	$155,738

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$149,605	$155,533
Restricted cash	207	205
Total cash, cash equivalents, and restricted cash	$149,812	$155,738

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,204	$3,716
Deferred tax assets associated with redemption of LLC Units	442	3,891
TRA Obligation associated with redemption of LLC Units	502	3,373
Purchases of property and equipment included in accounts payable and accrued liabilities	(1,612)	1,219
Change in APIC related to redemption of LLC Units	(80)	518
Debt issuance costs included in accounts payable and accrued liabilities	—	487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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
The Company designs, procures and sells ethically-sourced diamonds, gemstones and jewelry online and through 32 showrooms operating within the United States ("U.S.") as of June 30, 2023. Co-headquarters are located in San Francisco, California and Denver, Colorado.

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
The non-controlling interest on the unaudited condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Brilliant Earth, LLC held by the Continuing Equity Owners. The non-controlling interest on the unaudited condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of June 30, 2023, the non-controlling interest was 87.6%. At the end of each reporting period, equity related to Brilliant Earth, LLC that is attributable to Brilliant Earth Group, Inc. and Continuing Equity Owners is rebalanced to reflect Brilliant Earth Group, Inc.'s and Continuing Equity Owners' ownership in Brilliant Earth, LLC.

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
At June 30, 2023 and December 31, 2022, there were no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

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

Recent Accounting Pronouncements
The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s condensed consolidated financial statements.

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

Basic and diluted earnings per share of common stock for the three and six months ended June 30, 2023 and 2022 have been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2023	2022	2023	2022
Net income attributable to Brilliant Earth Group, Inc., BASIC	$148	$424	$96	$780
Add: Net income impact from assumed redemption of all LLC Units to common stock	1,087	3,327	699	6,340
Less: Income tax expense on net income attributable to NCI	(281)	(850)	(181)	(1,603)
Net income attributable to Brilliant Earth Group, Inc., after adjustment for assumed conversion, DILUTED	$954	$2,901	$614	$5,517

Denominator:
Weighted average shares of common stock outstanding, BASIC	11,796,639	10,810,627	11,593,416	10,412,922
Dilutive effects of:
Vested LLC Units that are exchangeable for common stock	84,638,225	84,404,337	84,628,063	84,630,379
Unvested LLC Units that are exchangeable for common stock	378,310	929,489	439,436	1,276,767
RSUs and stock options	76,680	64,249	159,370	66,794
Weighted average shares of common stock outstanding, DILUTED	96,889,854	96,208,702	96,820,285	96,386,862

BASIC earnings per share	$0.01	$0.04	$0.01	$0.07
DILUTED earnings per share	$0.01	$0.03	$0.01	$0.06

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
For the three and six months ended June 30, 2023 and 2022, the dilutive impact of LLC Units convertible into common stock were included in the computation of diluted earnings per share under the if-converted method; the dilutive impact of unvested LLC Units and RSUs were included using the treasury stock method.

The following table presents the shares underlying stock options and RSUs for the three and six months ended June 30, 2023 and 2022 that have been excluded from the computation of earnings per share because such impact is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RSUs	3,524,279	2,369,323	2,896,832	1,990,846
Stock options	799,329	1,132,666	815,650	1,316,755

3. REVENUE

Disaggregation of Revenue
The following table discloses total net sales by geography for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
United States	$104,854	$102,232	$197,469	$195,998
International	5,330	6,577	10,413	12,849
Total net sales	$110,184	$108,809	$207,882	$208,847

Deferred Revenue
Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred. Deferred revenue also includes payments on the Company's three-year extended service plan that customers have elected to purchase.
As of June 30, 2023 and December 31, 2022, total deferred revenue was $22.3 million and $18.6 million, respectively, of which less than $0.1 million and less than $0.1 million, respectively, were included within other long-term liabilities in the unaudited condensed consolidated balance sheets. During the six months ended June 30, 2023 and 2022, the Company recognized $17.8 million and $18.1 million of revenue, respectively, that was deferred as of December 31, 2022 and December 31, 2021, respectively.

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

As of June 30, 2023 and December 31, 2022, refund liabilities balances were $1.6 million and $2.3 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, returns asset balances were $0.6 million and $0.9 million, respectively, and are included within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.

4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Loose diamonds	$11,507	$11,894
Fine jewelry and other	28,269	27,744
Allowance for inventory obsolescence	(363)	(307)
Total inventories, net	$39,413	$39,331

The allowance for inventory obsolescence consists of the following (in thousands):

	June 30,	June 30,
	2023	2022
Balance at beginning of period	$(307)	$(260)
Change in allowance for inventory obsolescence	(56)	57
Balance at end of period	$(363)	$(203)

As of June 30, 2023 and December 31, 2022, the Company had $23.0 million and $27.6 million, respectively, in consigned inventory held on behalf of suppliers which is not recorded in the unaudited condensed consolidated balance sheets.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Vendor expenses	$12,122	$14,769
Inventory received not billed	9,736	7,973
Payroll expenses	3,923	5,301
Sales and other tax payable	3,002	4,137
Provision for sales returns and allowances	1,599	2,332
Current portion of TRA	—	502
Other	3,781	2,819
Total accrued expenses and other current liabilities	$34,163	$37,833

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue. Activity for the six months ended June 30, 2023 and 2022 was as follows (in thousands):

	June 30,	June 30,
	2023	2022
Balance at beginning of period	$2,332	$2,338
Provision	10,133	10,817
Returns and allowances	(10,866)	(11,609)
Balance at end of period	$1,599	$1,546

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

Total operating lease ROU assets and lease liabilities were as follows (in thousands):

Assets	Classification	As of June 30, 2023	As of June 30, 2022
Operating ROU assets at cost	Operating lease right of use assets	$43,930	$22,889
Accumulated amortization	Operating lease right of use assets	(5,597)	(1,462)
Net book value		$38,333	$21,427

Liabilities	Classification	As of June 30, 2023	As of June 30, 2022
Current:
Operating leases	Current portion of operating lease liabilities	$4,983	$3,025
Noncurrent:
Operating leases	Operating lease liabilities	39,712	21,399
Total lease liabilities		$44,695	$24,424

Total operating lease costs were as follows (in thousands):

	Classification	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Operating lease costs	Selling, general and administrative expense	$1,799	$1,054	$3,352	$1,978
Variable lease costs	Selling, general and administrative expense	327	—	592	—
Total lease costs		$2,126	$1,054	$3,944	$1,978

The maturity analysis of the operating lease liabilities as of June 30, 2023 was as follows (in thousands):

Amount
For the six months ending December 31, 2023	$3,025
Years ending December 31,
2024	7,718
2025	7,768
2026	7,523
2027	6,135
2028	5,125
Thereafter	16,119
Total minimum lease payments	53,413
Less: imputed interest	(8,718)
Net present value of operating lease liabilities	44,695
Less: current portion	(4,983)
Long-term portion	$39,712

The table summarizes the weighted-average remaining lease term and weighted-average discount rate on long-term leases as follows (in thousands):

	June 30, 2023	June 30, 2022
Weighted-average remaining lease term - operating leases	7.5 years	5.7 years
Weighted-average discount rate - operating leases	4.5%	4.2%

Supplemental cash flow information related to operating leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities	$1,919	$2,253
ROU assets obtained in exchange for new operating lease liabilities	$14,204	$3,716

7. DEBT

The following table summarizes the net carrying amount of the Term Loans as of June 30, 2023 and December 31, 2022, net of debt issuance costs (in thousands):

	June 30, 2023			December 31, 2022
	Outstanding principal	Debt issuance costs	Net carrying amount	Outstanding principal	Debt issuance costs	Net carrying amount
Term Loans	$61,750	$(576)	$61,174	$63,375	$(663)	$62,712
Total debt	$61,750	$(576)	$61,174	$63,375	$(663)	$62,712

Current portion	$3,250	$—	$3,250	$3,250	$—	$3,250
Long term	58,500	(576)	57,924	60,125	(663)	59,462
Total debt	$61,750	$(576)	$61,174	$63,375	$(663)	$62,712

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
In connection with the origination of the Runway Term Loan, a warrant for 333,333 Class P Units was issued. The fair value of the warrant was $0.1 million at the time of issuance which was accounted for as a debt origination cost (contra-liability).
The Company was required to make interest-only payments on the Runway Term Loan through April 15, 2022, at which time the Runway Term Loan began amortizing, with equal monthly payments of principal, which would have fully amortized the principal amount of the Runway Term Loan by October 15, 2023, plus interest being paid by the Company to Runway in consecutive monthly installments until October 15, 2023. The Runway Term Loan carried a prepayment fee of 3.00% declining to 0.00% based on the anniversary date of payment, and a final payment fee equal to 4.5% of the principal amount repaid upon prepayment, plus $0.2 million.
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
The SVB Credit Facilities are subject to customary affirmative covenants and negative covenants as well as financial maintenance covenants. The financial covenants are tested at the end of each fiscal quarter, and require that (a) the Company and its subsidiaries not have a Consolidated Fixed Charge Coverage Ratio (defined as the ratio of (i) Consolidated EBITDA, less cash taxes (including tax distributions), less certain capital expenditures, less cash dividends and other cash restricted payments, to (ii) the sum of cash interest expense and scheduled principal payments on outstanding debt (in each case, as further defined in the SVB Credit Agreement)) of less than 1.25 to 1.00, (b) the Company and its subsidiaries not have a Consolidated Total Leverage Ratio of more than 4.00 to 1.00, and (c) Brilliant Earth, LLC and its subsidiaries not have a Consolidated Borrower Leverage Ratio (defined substantially similar as Consolidated Total Leverage Ratio, but limited to Brilliant Earth, LLC and its subsidiaries) in excess of 3.00 to 1.00 (which level is subject to temporary increases to 4.00 to 1.00 in connection with certain acquisitions). As of June 30, 2023 the Company was in compliance with such covenants.

At June 30, 2023, deferred issuance costs included in other assets totaled $0.4 million, net of accumulated amortization of $0.1 million. At June 30, 2023, deferred issuance costs included in long-term debt totaled $0.6 million, net of accumulated amortization of $0.2 million. These costs are being amortized to interest expense over the term of the loan.
The Company's debt effective interest rate was 8.21% and 7.10% for the three months ended June 30, 2023 and 2022, respectively. Interest expense was $1.2 million, and $1.1 million for the three months ended June 30, 2023 and 2022, respectively; and the amortization of deferred issuance costs was $0.1 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively.
The Company's debt effective interest rate was 7.96% and 9.07% for the six months ended June 30, 2023 and 2022, respectively. Interest expense was $2.4 million and $2.4 million for the six months ended June 30, 2023 and 2022, respectively; and the amortization of deferred issuance costs was $0.1 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, there were no amounts outstanding under the SVB Revolving Credit Facility.
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
    As of June 30, 2023, the aggregate future principal payments under the SVB Term Loan Facility were as follows (in thousands):

Principal
For the six months ending December 31, 2023	$1,625
Years ending December 31,
2024	4,062
2025	5,688
2026	6,500
2027	43,875
Total aggregate future principal payments	$61,750

8. EQUITY-BASED COMPENSATION

Grants of Restricted Stock Units

The following table summarizes the activity related to the Company's restricted stock units ("RSUs") for the six months ended June 30, 2023:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2022, unvested	3,158,686	$9.01
Granted	2,128,923	$4.58
Vested	(664,385)	$9.04
Forfeited	(572,258)	$7.96
Balance as of June 30, 2023, unvested	4,050,966	$6.82

Total compensation expense for RSUs was approximately $2.4 million and $4.4 million for the three and six months ended June 30, 2023, respectively, and $1.8 million and $3.2 million for the three and six months ended June 30, 2022, respectively, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of June 30, 2023, total compensation cost related to unvested RSUs not yet recognized is $25.6 million and is expected to be recognized over a weighted-average period of approximately 2.9 years.

Grants of Stock Options

The following table summarizes the activity related to the outstanding and exercisable stock options for the six months ended June 30, 2023:

	Number of options	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2022	857,615	$12.00	$4.27	8.7
Forfeited	(62,177)	$12.00	$4.29	—
Outstanding as of June 30, 2023	795,438	$12.00	$4.27	8.2

Exercisable as of June 30, 2023	517,283	$12.00	$4.26	8.2
Unvested as of June 30, 2023	278,155	$12.00	$4.29	8.2
Vested and expected to vest as of June 30, 2023	795,438	$12.00	$4.27	8.2

As of June 30, 2023, the vested stock options did not have an aggregated intrinsic value as the exercise price exceeded the estimated fair market value of the stock options.

Total compensation expense for stock options was approximately $0.2 million and $0.4 million, for the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.9 million for the three and six months ended June 30, 2022, respectively, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of June 30, 2023, total compensation cost related to unvested options not yet recognized is $1.2 million and is expected to be recognized over a weighted-average period of approximately 1.7 years.

Outstanding Restricted LLC Units

The following table summarizes the activity related to the unvested restricted LLC Units for the six months ended June 30, 2023:

	Number of restricted LLC Units	Weighted average grant date fair value
Balance, December 31, 2022, unvested	615,000	$0.61
Vested	(227,552)	$0.47
Forfeited	(19,950)	$0.32
Balance, June 30, 2023, unvested	367,498	$0.71

Total compensation expense for unvested restricted LLC Units was $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2022, respectively, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of June 30, 2023, total compensation cost related to unvested restricted LLC Units not yet recognized is $0.3 million and is expected to be recognized over a weighted-average period of approximately 1.6 years.

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

Tax Provision and Deferred Tax Asset
In calculating the provision for interim income taxes in accordance with ASC Topic 740, Income Taxes, an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, Brilliant Earth Group, Inc. estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period. The Company's effective tax rate of 2.97% for the six months ended June 30, 2023, differs from the U.S. federal statutory tax rate of 21% primarily due to income associated with the non-controlling interest, state tax expense and other permanent items.

The Company recorded net increases in deferred tax assets of $0.4 million during the six months ended June 30, 2023, with a corresponding increase to additional paid in capital, resulting from changes in the outside basis difference on Brilliant Earth's investment in LLC. The Company has determined it is more-likely-than-not that it will be able to realize this deferred tax asset in the future.

    The Company's income tax provision was less than $0.1 million for both the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.

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

In addition, as part of the IPO, the Company entered into a tax receivable agreement (the "TRA") with the Continuing Equity Owners to pay 85% of the tax savings from the tax basis adjustment to them as such savings are realized. Amounts payable under the TRA are contingent upon, among other things, generation of sufficient future taxable income during the term of the TRA. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders' equity, and the effects of changes in any of our estimates after this date will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.

As of June 30, 2023, related to the TRA, the Company has recorded (i) a deferred tax asset in the amount of $9.4 million, (ii) a corresponding estimated liability with a balance of $7.9 million representing 85% of the projected tax benefits to the Continuing Equity Owners; and (iii) $1.5 million of additional paid-in capital.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our 2022 Form 10-K. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in "Cautionary Note Regarding Forward-Looking Statements," and "Risk Factors" in this Quarterly Report on Form 10-Q and Part I, Item 1A. "Risk Factors" in our 2022 Form 10-K. We assume no obligation to update any of these forward-looking statements.

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

We were founded in 2005 as an e-commerce company with an ambitious mission and a single showroom in San Francisco. We have rapidly scaled our business while remaining focused on our mission and elevating the omnichannel customer experience. Through our intuitive digital commerce platform and personalized individual appointments in our showrooms, we cater to the shopping preferences of tech-savvy next-generation consumers. We create an educational, joyful, and approachable experience that is unique in the jewelry industry. As of June 30, 2023, Brilliant Earth has sold to consumers in over 50 countries.

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

Below is a summary of our performance for the three months ended June 30, 2023:

•Net sales of $110.2 million, up 1.3% compared to $108.8 million for the three months ended June 30, 2022;
•Net income of $1.2 million, down 67.1% compared to $3.8 million for the three months ended June 30, 2022;
•Net income margin of 1.1%, compared to 3.4% for the three months ended June 30, 2022;
•Adjusted EBITDA of $7.7 million, down 19.6%, compared to $9.6 million for the three months ended June 30, 2022; and
•Adjusted EBITDA margin of 7.0%, compared to 8.8% for the three months ended June 30, 2022.

Below is a summary of our performance for the six months ended June 30, 2023:

•Net sales of $207.9 million, down 0.5% compared to $208.8 million for the six months ended June 30, 2022;
•Net income of $0.8 million, down 88.8% compared to $7.1 million for the six months ended June 30, 2022;
•Net income margin of 0.4%, compared to 3.4% for the six months ended June 30, 2022;
•Adjusted EBITDA of $13.3 million, down 26.2%, compared to $18.0 million for the six months ended June 30, 2022; and
•Adjusted EBITDA margin of 6.4%, compared to 8.6% for the six months ended June 30, 2022.

See the section below titled “Non-GAAP Financial Measures” for information regarding Adjusted EBITDA and Adjusted EBITDA Margin, including reconciliations to the most directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

We believe growing and managing our showrooms will drive accelerated growth by increasing our average order value ("AOV") compared to e-commerce orders, improving conversion in the showrooms' metro regions compared to pre-opening conversion, and raising our brand awareness. As of June 30, 2023, we have 32 showroom locations. We intend to strategically open showrooms in the future, and we believe we can achieve broad national showroom coverage with far fewer locations than many traditional retailers. We rely on this highly efficient showroom model to complement our digital strategy and to continue to drive growth and profitability.

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

Costs of Operating as a Public Company
The costs of operating as a public company are significant. We are subject to the reporting, listing, and compliance requirements of various governing bodies and applicable securities laws and regulations. Since becoming a public company, compliance with rules and regulations has increased and may continue to increase our legal, financial, and technology compliance costs, and to make some activities more difficult, time-consuming, and costly. Remaining compliant and satisfying our obligations as a public company, while maintaining forecasted gross margins and operating results, and attracting and retaining qualified persons to serve on our board of directors, our board committees, or as our executive officers will be critical to our future success.

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

Components of Results of Operations
Net Sales
Our sales are recorded net of estimated sales returns and allowances and sales tax collected from customers. Our net sales primarily consist of revenue from diamond, jewelry, and gemstone retail sales through our website and dedicated jewelry specialists via chat, phone, email, virtual appointment, or in our showrooms. Our net sales are derived primarily in the U.S., but we also sell products to customers outside the U.S. Our website platform allows us to sell to a worldwide customer base, even in markets where we do not have a physical presence. Payment for all of our sales occurs prior to fulfillment. Customers pick up the items in our showrooms, or we deliver purchases to customers, with delivery typically within one to two business days after shipment. We recognize revenue upon pick-up or delivery if an order is shipped. We also offer third-party financing options.

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

Revenue is deferred on transactions where payment has been received from the customer, but control has not yet transferred. Revenue related to customer purchases of our in-house extended service plan is deferred and recognized ratably over the service plan term.

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

Interest Expense
Interest expense primarily consists of interest incurred under the Company's prior Loan and Security Agreement with Runway Growth Finance Corp. (as amended, the "Runway Term Loan Agreement") and the SVB Credit Facility.

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
Comparison of Three Months Ended June 30, 2023 and 2022

The following table sets forth our statements of operations for the three months ended June 30, 2023 and 2022, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended June 30,
	2023		2022		Period change
	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$110,184	100.0%	$108,809	100.0%	$1,375	1.3%
Cost of sales	46,695	42.4%	50,988	46.9%	(4,293)	(8.4)%
Gross profit	63,489	57.6%	57,821	53.1%	5,668	9.8%
Operating expenses:
Selling, general and administrative	62,129	56.4%	52,145	47.9%	9,984	19.1%
Income from operations	1,360	1.2%	5,676	5.2%	(4,316)	(76.0)%
Interest expense	(1,280)	(1.2)%	(1,146)	(1.1)%	(134)	11.7%
Other income (expense), net	1,192	1.1%	(49)	—%	1,241	(2532.7)%
Loss on extinguishment of debt	—	—%	(617)	(0.6)%	617	*nm
Net income before tax	1,272	1.2%	3,864	3.6%	(2,592)	(67.1)%
Income tax expense	(37)	—%	(113)	(0.1)%	76	(67.3)%
Net income	1,235	1.1%	3,751	3.4%	(2,516)	(67.1)%
Net income allocable to non-controlling interest	1,087	1.0%	3,327	3.1%	(2,240)	(67.3)%
Net income allocable to Brilliant Earth Group, Inc.	$148	0.1%	$424	0.4%	$(276)	(65.1)%

Amounts may not sum due to rounding
*nm - Not meaningful

Net Sales

Net sales for the three months ended June 30, 2023 increased by $1.4 million, or 1.3%, compared to the three months ended June 30, 2022. The increase in net sales was comprised of an increase of 21.2% in order volumes partially offset by a decrease of 16.4% in AOV. The increase of 21.2% in order volumes was due to:
•continued effectiveness of our customer acquisition and conversion activities;
•strong omnichannel performance across the Company's products and new product collection releases; and
•the opening of new showrooms.

The decrease in AOV was driven by moderation in sales growth of products above the $10,000 price point and an increase in sales of lower price point fine jewelry.

Gross Profit
Gross profit for the three months ended June 30, 2023 increased by $5.7 million, or 9.8%, compared to the three months ended June 30, 2022. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 450 basis points for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily driven by our premium brand and differentiated product offerings, performance of our pricing engine, procurement efficiencies and benefits from our extended warranty program. The increase in gross margin was partially offset by a 7.3% increase in average platinum spot prices and an increase of 5.5% in average gold spot prices for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2023 increased by $10.0 million, or 19.1% compared to the three months ended June 30, 2022. Selling, general and administrative expenses as a percentage of net sales increased by 850 basis points for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022. The increase in selling, general and administrative expenses was driven by an increase in marketing, other general and administrative and employment expenses, which increased by $5.5 million, $2.6 million, and $1.9 million, respectively, from the quarter ended June 30, 2022 to the quarter ended June 30, 2023.

The increase in marketing expenses was driven by increased investments in marketing and advertising to increase brand awareness and support strategic growth initiatives. The increase in other general and administrative expenses was a result of overall Company growth and principally driven by a $0.8 million increase in rent and lease related expenses, a $0.5 million increase in depreciation, a $0.5 million increase in other general administrative expenses, a $0.5 million increase in information technology and other software-related costs, and a $0.4 million increase of pre-opening expenses from the opening of new showrooms. The increase in employment expenses was driven by an increase in salaries and wages, equity-based compensation, and other benefits expense primarily due to the addition of staff to support our growth.

Interest Expense
Interest expense for the three months ended June 30, 2023 increased by $0.1 million, or 11.7% compared to the three months ended June 30, 2022, primarily due to increases in the variable interest rate pursuant to the SVB Credit Agreement entered into on May 24, 2022.

Other Income (Expense), net

Other income (expense), net for the three months ended June 30, 2023 changed by $1.2 million, primarily due to increased interest income earned on our cash balances. Additionally, these amounts for all periods presented include immaterial losses on exchange rates on consumer payments and other miscellaneous income.

Comparison of Six Months Ended June 30, 2023 and 2022
The following table sets forth our statements of operations for the six months ended June 30, 2023 and 2022, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Six months ended June 30,
	2023		2022		Period change
	Amount	Percent	Amount	Percent	Amount	Percent
Condensed consolidated statements of operations data:
Net sales	$207,882	100.0%	$208,847	100.0%	$(965)	(0.5)%
Cost of sales	90,717	43.6%	100,910	48.3%	(10,193)	(10.1)%
Gross profit	117,165	56.4%	107,937	51.7%	9,228	8.5%
Operating expenses:
Selling, general and administrative	115,895	55.8%	96,961	46.4%	18,934	19.5%
Income from operations	1,270	0.6%	10,976	5.3%	(9,706)	(88.4)%
Interest expense	(2,486)	(1.2)%	(2,922)	(1.4)%	436	(14.9)%
Other income (expense), net	2,035	1.0%	(108)	(0.1)%	2,143	(1984.3)%
Loss on extinguishment of debt	—	—%	(617)	(0.3)%	617	*nm
Net income before tax	819	0.4%	7,329	3.5%	(6,510)	(88.8)%
Income tax expense	(24)	—%	(209)	(0.1)%	185	(88.5)%
Net income	795	0.4%	7,120	3.4%	(6,325)	(88.8)%
Net income allocable to non-controlling interest	699	0.3%	6,340	3.0%	(5,641)	(89.0)%
Net income allocable to Brilliant Earth Group, Inc.	$96	—%	$780	0.4%	$(684)	(87.7)%

Amounts may not sum due to rounding
*nm - Not meaningful

Net Sales
Net sales for the six months ended June 30, 2023 decreased by $1.0 million, or 0.5%, compared to the six months ended June 30, 2022. The decrease in net sales was comprised of a decrease of 14.1% in AOV, partially offset by an increase of 15.9% in order volumes. The decrease in AOV was driven by moderation in sales growth of products above the $10,000 price point and an increase in sales of lower price point fine jewelry. The increase of 15.9% in order volumes was due to:
•continued effectiveness of our customer acquisition and conversion activities;
•strong omnichannel performance across the Company's products and new product collection releases; and
•the opening of new showrooms.

Gross Profit
Gross profit for the six months ended June 30, 2023 increased by $9.2 million, or 8.5%, compared to the six months ended June 30, 2022. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 470 basis points for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by our premium brand and differentiated product offerings, performance of our pricing engine, procurement efficiencies and benefits from our extended warranty program. The increase in gross margin was partially offset by a 1.5% increase in average platinum spot prices and a 3.0% increase in average gold spot prices for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2023 increased by $18.9 million, or 19.5% compared to the six months ended June 30, 2022. Selling, general and administrative expenses as a percentage of net sales increased by 940 basis points for the period ended June 30, 2023 compared to the period ended June 30, 2022. The increase in selling, general and administrative expenses was driven by an increase in marketing, other general and administrative, and employment expenses, which increased by $8.2 million, $5.9 million, and $4.8 million, respectively, from the six months ended June 30, 2022 to the six months ended June 30, 2023.

The increase in marketing expenses was driven by increased investments in marketing and advertising to increase brand awareness and support strategic growth initiatives. The increase in other general and administrative expenses as a result of overall Company growth was principally driven by a $1.7 million increase in information technology and other software-related costs, a $1.7 million increase in pre-opening expenses from the opening of new showrooms, a $1.4 million increase in rent and lease related expenses, and a $1.1 million increase in depreciation, which was partially offset by a $0.1 million decrease in other general administrative expenses. The increase in employment expenses was driven by an increase in salaries and wages, equity-based compensation, and other benefits expense primarily due to the addition of staff to support our growth.

Interest Expense
Interest expense for the six months ended June 30, 2023 decreased by $0.4 million, or 14.9% compared to the six months ended June 30, 2022, primarily due to a reduction in the interest rate pursuant to the SVB Credit Agreement executed on May 24, 2022 as compared to the interest rate pursuant to the Runway Term Loan Agreement.

Other Income (Expense), net
Other income (expense), net for the six months ended June 30, 2023 changed by $2.1 million, primarily due to increased interest income earned on our cash balances. Additionally, these amounts for all periods presented include immaterial losses on exchange rates on consumer payments and other miscellaneous income.

Key Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

The following table sets forth our key performance indicators for the periods presented (amounts in thousands, except for total orders and AOV):

	Three months ended June 30,				Six months ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Net Sales	$110,184	$108,809	$1,375	1.3%	$207,882	$208,847	(965)	(0.5)%
Total Orders	42,849	35,366	7,483	21.2%	78,480	67,738	10,742	15.9%
AOV	$2,571	$3,077	$(506)	(16.4)%	$2,649	$3,083	$(434)	(14.1)%

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures, are included in this Quarterly Report on Form 10-Q because they are used by management and our board of directors to assess our financial performance. We define Adjusted EBITDA as net income excluding interest expense, income taxes, depreciation expense, amortization of cloud-based software implementation costs, equity-based compensation expense, showroom pre-opening expense, loss on extinguishment of debt, certain non-operating expenses and income, and other unusual and/or infrequent costs, which we do not consider in our evaluation of ongoing operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA calculated as a percentage of net sales. These non-GAAP financial measures provide users of our financial information with useful information in evaluating our operating performance and exclude certain items from net income that may vary substantially in frequency and magnitude from period to period. These non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of Adjusted EBITDA and Adjusted EBITDA margin to its most directly comparable GAAP financial measure, net income and net income margin, are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items, and may include other expenses, costs and non-recurring items.

The following table presents a reconciliation of net income and net income margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$1,235	$3,751	$795	$7,120
Interest expense	1,280	1,146	2,486	2,922
Income tax (benefit) expense	37	113	24	209
Depreciation expense	940	398	1,891	747
Amortization of cloud-based software implementation costs	139	36	263	36
Showroom pre-opening expense	1,671	1,331	3,443	1,806
Equity-based compensation expense	2,627	2,148	4,885	4,252
Loss on extinguishment of debt	—	617	—	617
Other (income) expense, net (1)	(1,192)	49	(2,035)	108
Transaction costs and other expense (2)	1,000	34	1,532	180
Adjusted EBITDA	$7,737	$9,623	$13,284	$17,997
Net income margin	1.1%	3.4%	0.4%	3.4%
Adjusted EBITDA margin	7.0%	8.8%	6.4%	8.6%
(1)     Other (income) expense, net consists primarily of interest and other miscellaneous income, partially offset by expenses such as losses on exchange rates on consumer payments.
(2)     These expenses are those that we did not incur in the normal course of business. These expenses for both the three and six month period ended June 30, 2023 includes a $1 million charitable contribution.

Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to LLC members, debt service, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from capital-raising activities and borrowings under our loan facilities. We have historically had negative working capital driven by our high inventory turns and typical collection of payment from customers prior to payment of suppliers. As of June 30, 2023, we had a cash balance, excluding restricted cash, of $149.6 million, and working capital, excluding non-restricted cash, of ($23.6) million.

In addition, we have the SVB Term Loan Facility with a principal balance of $61.8 million, excluding unamortized debt issuance costs of $0.6 million, of which $58.5 million is classified as long-term.

For the six months ended June 30, 2023, the Company declared and paid $5.1 million of distributions to, or on behalf of, members associated with their estimated income tax obligations. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

We believe, based on our current projections, that we have sufficient sources of liquidity to meet our projected operating, debt service, and tax distribution requirements for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q.

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

Cash Flow Analysis

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six months ended June 30,
	2023	2022
Net cash provided by operating activities	$10,870	$4,873
Net cash used in investing activities	(9,159)	(4,068)
Net cash used in financing activities	(6,753)	(18,137)
Net decrease in cash, cash equivalents and restricted cash	(5,042)	(17,332)
Cash, cash equivalents and restricted cash at beginning of period	154,854	173,070
Cash, cash equivalents and restricted cash at end of period	$149,812	$155,738

Net Cash Provided by Operating Activities

For the six months ended June 30, 2023, net cash provided by operating activities was $10.9 million compared to net cash provided by operating activities of $4.9 million for the six months ended June 30, 2022, an increase of $6.0 million. This increase was primarily driven by an increase of $1.9 million in non-cash expense addbacks, and $10.4 million from changes in assets and liabilities related to operating activities, partially offset by a decrease in net income of $6.3 million. The increase in non-cash expenses addbacks was primarily due to a $2.1 million increase in depreciation and non-cash operating lease costs and a $0.6 million increase in equity-based compensation, partially offset by a $0.9 million decrease in loss on extinguishment of debt and amortization of debt issuance costs associated with the repayment of the Runway Term Loan and issuance of the SVB Term Loan Facility. The increase from change in assets and liabilities related to operating activities was primarily due to an increase of $15.3 million in inventories, prepaid expenses and other current assets, other assets, and deferred revenue, offset by $4.9 million decrease in accounts payable, accrued expenses and other current liabilities and operating lease liabilities.

Net Cash Used In Investing Activities

For the six months ended June 30, 2023, net cash used in investing activities was $9.2 million compared to $4.1 million for the six months ended June 30, 2022. The increase of $5.1 million was principally due to an increase in purchases of property and equipment related to new facilities leased during the period.

Net Cash Used In Financing Activities

For the six months ended June 30, 2023, net cash used in financing activities was $6.8 million compared to $18.1 million for the six months ended June 30, 2022. The decrease of $11.4 million was primarily due to lower tax distributions paid to members pursuant to the LLC Agreement of $9.8 million and the debt activity that occurred in 2022 but did not occur in 2023 (the repayment of the Runway Term Loan and issuance of the SVB Term Loan Facility) resulting in a net decrease of $3.2 million, partially offset by $1.6 million paid on the SVB Term Loan Facility.

Silicon Valley Bank Credit Facilities

On May 24, 2022, Brilliant Earth, LLC, as borrower, and Silicon Valley Bank ("SVB"), as administrative agent and collateral agent for the lenders, entered into a SVB Credit Agreement, which provides for a secured SVB Term Loan Facility of $65.0 million and a secured SVB Revolving Credit Facility in an amount of up to $40.0 million. See Note 7. "Debt" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of June 30, 2023, there were no amounts outstanding under the SVB Revolving Credit Facility.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

August 10, 2023            By:/s/ Jeffrey Kuo
Jeffrey Kuo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)