Form 10-Q
period 2023-09-30
Brilliant Earth Group, Inc.
filed 2023-11-09
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2023, there were 12,269,690 shares of the registrant's Class A common stock, $0.0001 par value per share, outstanding, 35,697,266 shares of the registrant's Class B common stock, $0.0001 par value per share, outstanding, 49,119,976 shares of the registrant's Class C common stock, $0.0001 par value per share, outstanding and no shares of the registrant's Class D common stock, $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, plans and objectives of management for future operations, including, among others, statements regarding expected growth, introduction of new products, future capital expenditures, and debt service obligations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms, such as "anticipate," "believe," "contemplate," "continue," "could," "estimate," "evolve," "expect," "intend," "may," "plan," "potential," "predict," "seek," "should," "strategy," "target," "will," or "would," or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict.

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

Part I - Financial Information
Item 1. Financial Statements
Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$147,131	$154,649
Restricted cash	209	205
Inventories, net	37,256	39,331
Prepaid expenses and other current assets	11,271	11,764
Total current assets	195,867	205,949
Property and equipment, net	22,402	16,554
Deferred tax assets	9,272	8,948
Operating lease right of use assets	35,459	27,812
Other assets	2,693	3,311
Total assets	$265,693	$262,574

Liabilities and equity
Current liabilities:
Accounts payable	$4,108	$11,032
Accrued expenses and other current liabilities	35,073	37,833
Current portion of deferred revenue	23,051	18,505
Current portion of operating lease liabilities	4,866	3,873
Current portion of long-term debt	3,656	3,250
Total current liabilities	70,754	74,493

Long-term debt, net of debt issuance costs	56,749	59,462
Operating lease liabilities	37,066	28,537
Payable pursuant to the Tax Receivable Agreement	7,675	6,893
Other long-term liabilities	4	48
Total liabilities	172,248	169,433

Commitments and contingencies (Note 10)

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Class A common stock, $0.0001 par value, 1,200,000,000 shares authorized; 12,260,942 and 11,246,694 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.0001 par value, 150,000,000 shares authorized; 35,669,224 and 35,482,534 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4	4
Class C common stock, $0.0001 par value, 150,000,000 shares authorized; 49,119,976 and 49,119,976 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	5	5
Class D common stock, $0.0001 par value, 150,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	7,791	7,256
Retained earnings	4,004	3,663
Equity attributable to Brilliant Earth Group, Inc.	11,805	10,929
NCI attributable to Brilliant Earth, LLC	81,640	82,212
Total equity	93,445	93,141
Total liabilities and equity	$265,693	$262,574
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$114,154	$111,405	$322,036	$320,252
Cost of sales	47,327	50,487	138,044	151,397
Gross profit	66,827	60,918	183,992	168,855
Operating expenses:
Selling, general and administrative	64,813	54,615	180,708	151,576
Income from operations	2,014	6,303	3,284	17,279
Interest expense	(1,322)	(778)	(3,808)	(3,700)
Other income, net	1,401	374	3,436	266
Loss on extinguishment of debt	—	—	—	(617)
Income before tax	2,093	5,899	2,912	13,228
Income tax expense	(95)	(180)	(119)	(389)
Net income	1,998	5,719	2,793	$12,839
Net income allocable to non-controlling interest	1,753	5,073	2,452	11,413
Net income allocable to Brilliant Earth Group, Inc.	$245	$646	$341	$1,426

Earnings per share:
Basic	$0.02	$0.06	$0.03	$0.13
Diluted	$0.02	$0.05	$0.02	$0.10
Weighted average shares of common stock outstanding:
Basic	12,149,770	10,884,306	11,780,905	10,571,777
Diluted	97,194,920	96,574,462	96,918,465	96,488,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands except share amounts)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock					Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Equity
Balance, January 1, 2023	11,246,694	$1	35,482,534	$4	49,119,976	$5	$7,256	$3,663	$10,929	84,602,510	$82,212	$93,141
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(1,468)	(1,468)
Conversion of Class B to Class A common stock	71,886	—	(71,886)	—	—	—	—	—	—	(71,886)	—	—
RSU vesting during period	252,941	—	—	—	—	—		—	—	—	—	—
Class B shares issued upon vesting of LLC units	—	—	115,437	—	—	—		—	—	115,437	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	(65)	—	(65)	—	—	(65)
Equity-based compensation	—	—	—	—	—	—	2,204	—	2,204	—	54	2,258
Net loss	—	—	—	—	—	—	—	(52)	(52)	—	(388)	(440)
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(1,780)	—	(1,780)	—	1,780	—
Balance, March 31, 2023	11,571,521	$1	35,526,085	$4	49,119,976	$5	$7,615	$3,611	$11,236	84,646,061	$82,190	$93,426
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(3,660)	(3,660)
Conversion of Class B to Class A common stock	54,600	—	(54,600)	—	—	—	—	—	—	(54,600)	—	—
RSU vesting during period	411,444	—	—	—	—	—	—	—	—	—	—	—
Class B shares issued upon vesting of LLC units	—	—	112,115	—	—	—	—	—	—	112,115	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	6	—	6	—	—	6
Equity-based compensation	—	—	—	—	—	—	2,574	—	2,574	—	53	2,627
Net income	—	—	—	—	—	—	—	148	148	—	1,087	1,235
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(2,313)	—	(2,313)	—	2,313	—
Balance, June 30, 2023	12,037,565	$1	35,583,600	$4	49,119,976	$5	$7,882	$3,759	$11,651	84,703,576	$81,983	$93,634
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(4,733)	(4,733)
Conversion of Class B to Class A common stock	19,865	—	(19,865)	—	—	—	—	—	—	(19,865)	—	—
RSU vesting during period	203,512	—	—	—	—	—	—	—	—	—	—	—
Class B shares issued upon vesting of LLC units	—	—	105,489	—	—	—	—	—	—	105,489	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	(23)	—	(23)	—	—	(23)
Equity-based compensation	—	—	—	—	—	—	2,518	—	2,518	—	51	2,569
Net income	—	—	—	—	—	—	—	245	245	—	1,753	1,998
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(2,586)	—	(2586)	—	2,586	—
Balance, September 30, 2023	12,260,942	$1	35,669,224	$4	49,119,976	$5	$7,791	$4,004	$11,805	84,789,200	$81,640	$93,445
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands except share amounts)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock					Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Equity
Balance, January 1, 2022	9,614,523	$1	35,658,013	$4	49,505,250	$5	$6,865	$1,528	$8,403	85,163,263	$74,435	$82,838
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(6,874)	(6,874)
Conversion of Class B and Class C to Class A common stock	1,053,914	—	(668,640)	—	(385,274)	—	—	—	—	(1,053,914)	—	—
RSU vesting during period	40,019	—	—	—	—	—	—	—	—	—	—	—
Class B shares issued upon vesting of LLC units	—	—	337,323	—	—	—	—	—	—	337,323	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	605	—	605	—	—	605
Equity-based compensation	—	—	—	—	—	—	2,028	—	2,028	—	76	2,104
Net income	—	—	—	—	—	—	—	356	356	—	3,013	3,369
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(2,159)	—	(2,159)	—	2,159	—
Balance, March 31, 2022	10,708,456	$1	35,326,696	$4	49,119,976	$5	$7,339	$1,884	$9,233	84,446,672	$72,809	$82,042
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(8,100)	(8,100)
Conversion of Class B to Class A common stock	110,000	—	(110,000)	—	—	—	—	—	—	(110,000)	—	—
RSU vesting during period	16,938	—	—	—	—	—	—	—	—	—	—	—
Class B shares issued upon vesting of LLC units	—	—	140,897	—	—	—	—	—	—	140,897	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	(87)	—	(87)	—	—	(87)
Equity-based compensation	—	—	—	—	—	—	2,079	—	2,079	—	69	2,148
Net income	—	—	—	—	—	—	—	424	424	—	3,327	3,751
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(2,582)	—	(2,582)	—	2,582	—
Balance, June 30, 2022	10,835,394	$1	35,357,593	$4	49,119,976	$5	$6,749	$2,308	$9,067	84,477,569	$70,687	$79,754
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(3,322)	(3,322)
Conversion of Class B to Class A common stock	85,708	—	(85,708)	—	—	—	—	—	—	(85,708)	—	—
RSU vesting during period	19,270	—	—	—	—	—	—	—	—	—	—	—
Class B shares issued upon vesting of LLC units	—	—	123,853	—	—	—		—	—	123,853	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	130	—	130	—	—	130
Equity-based compensation	—	—	—	—	—	—	2,243		2,243	—	68	2,311
Net income	—	—	—	—	—	—	—	646	646	—	5,073	5,719
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(2,391)	—	(2,391)	—	2,391	—
Balance, September 30, 2022	10,940,372	$1	35,395,738	$4	49,119,976	$5	$6,731	$2,954	$9,695	84,515,714	$74,897	$84,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$2,793	$12,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,996	1,248
Equity-based compensation	7,454	6,563
Non-cash operating lease cost	3,487	2,272
Amortization of debt issuance costs	202	522
Loss on extinguishment of debt	—	617
Deferred tax expense	118	—
Other	63	20
Changes in assets and liabilities:
Inventories	2,025	(15,610)
Prepaid expenses and other current assets	1,808	(1,965)
Other assets	547	(2,034)
Accounts payable, accrued expenses and other current liabilities	(7,554)	1,577
Deferred revenue	4,502	3,762
Operating lease liabilities	(2,927)	(792)
Net cash provided by operating activities	15,514	9,019
Investing activities
Purchases of property and equipment	(10,729)	(6,566)
Net cash used in investing activities	(10,729)	(6,566)
Financing activities
Payments on SVB term loan facility	(2,438)	(813)
Proceeds received from SVB term loan facility	—	65,000
Repayment of Runway term loan	—	(58,158)
Principal payments on Runway term loan	—	(6,842)
Final payment and prepayment penalty on Runway term loan	—	(2,408)
Payments of debt issuance costs	—	(870)
Tax distributions to members	(9,861)	(18,296)
Net cash used in financing activities	(12,299)	(22,387)
Net decrease in cash, cash equivalents and restricted cash	(7,514)	(19,934)
Cash, cash equivalents and restricted cash at beginning of period	154,854	173,070
Cash, cash equivalents and restricted cash at end of period	$147,340	$153,136

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$147,131	$152,931
Restricted cash	209	205
Total cash, cash equivalents, and restricted cash	$147,340	$153,136

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,449	$5,963
Deferred tax assets associated with redemption of LLC Units	442	4,229
TRA Obligation associated with redemption of LLC Units	524	3,581
Purchases of property and equipment included in accounts payable and accrued liabilities	964	2,513
Change in APIC related to redemption of LLC Units	(82)	648
Debt issuance costs included in accounts payable and accrued liabilities	—	380
Debt issuance costs capitalized to principal of long-term debt	—	86

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Brilliant Earth Group, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Brilliant Earth Group, Inc. was formed as a Delaware corporation on June 2, 2021 for the purpose of facilitating an initial public offering ("IPO") and executing other related organizational transactions to acquire and carry on the business of Brilliant Earth, LLC. Brilliant Earth, LLC was originally incorporated in Delaware on August 25, 2005, and subsequently converted to a limited liability company on November 29, 2012. Brilliant Earth Group, Inc., the sole managing member of Brilliant Earth, LLC, consolidates Brilliant Earth, LLC and both are collectively referred to herein as the "Company".
The Company designs, procures and sells ethically-sourced diamonds, gemstones and jewelry online and through showrooms operating within the United States ("U.S."). Co-headquarters are located in San Francisco, California and Denver, Colorado.

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
The non-controlling interest on the unaudited condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Brilliant Earth, LLC held by the Continuing Equity Owners. The non-controlling interest on the unaudited condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of September 30, 2023, the non-controlling interest was 87.4%. At the end of each reporting period, equity related to Brilliant Earth, LLC that is attributable to Brilliant Earth Group, Inc. and Continuing Equity Owners is rebalanced to reflect Brilliant Earth Group, Inc.'s and Continuing Equity Owners' ownership in Brilliant Earth, LLC.

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
At September 30, 2023 and December 31, 2022, there were no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

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

Marketing Expenses

Marketing, advertising and promotional costs are generally expensed as incurred, except for certain production costs that are expensed the first time the advertising takes place.

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

Basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2023 and 2022 have been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2023	2022	2023	2022
Net income attributable to Brilliant Earth Group, Inc., BASIC	$245	$646	$341	$1,426
Add: Net income impact from assumed redemption of all LLC Units to common stock	1,753	5,073	2,452	11,413
Less: Income tax expense on net income attributable to NCI	(454)	(1,350)	(634)	(2,953)
Net income attributable to Brilliant Earth Group, Inc., after adjustment for assumed conversion, DILUTED	$1,544	$4,369	$2,159	$9,886

Denominator:
Weighted average shares of common stock outstanding, BASIC	12,149,770	10,884,306	11,780,905	10,571,777
Dilutive effects of:
Vested LLC Units that are exchangeable for common stock	84,727,903	84,478,855	84,661,708	84,579,316
Unvested LLC Units that are exchangeable for common stock	265,750	919,067	380,006	1,154,306
RSUs	51,497	292,234	95,846	183,490
Weighted average shares of common stock outstanding, DILUTED	97,194,920	96,574,462	96,918,465	96,488,889

BASIC earnings per share	$0.02	$0.06	$0.03	$0.13
DILUTED earnings per share	$0.02	$0.05	$0.02	$0.10

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
For the three and nine months ended September 30, 2023 and 2022, the dilutive impact of LLC Units convertible into common stock were included in the computation of diluted earnings per share under the if-converted method; the dilutive impact of unvested LLC Units and RSUs were included using the treasury stock method.

The following table presents the shares underlying RSUs and stock options for the three and nine months ended September 30, 2023 and 2022 that have been excluded from the computation of earnings per share because such impact is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RSUs	3,226,891	2,250,505	3,075,461	2,039,301
Stock options	788,020	955,961	806,339	1,182,592

3. REVENUE

Disaggregation of Revenue
The following table discloses total net sales by geography for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$108,413	$104,176	$305,882	$300,174
International	5,741	7,229	16,154	20,078
Total net sales	$114,154	$111,405	$322,036	$320,252

Deferred Revenue
Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred. Deferred revenue also includes payments on the Company's three-year extended service plan that customers have elected to purchase.
As of September 30, 2023, December 31, 2022, and December 31, 2021, total deferred revenue that includes our contract balances was $23.1 million, $18.6 million, and $19.0 million, respectively, of which less than $0.1 million, less than $0.1 million, and $0.2 million, respectively, were included within other long-term liabilities.

During the three months ended September 30, 2023 and 2022, the Company recognized $20.2 million and $21.4 million, respectively, that was deferred as of June 30, 2023 and June 30, 2022, respectively.

During the nine months ended September 30, 2023 and 2022, the Company recognized $18.0 million and $18.2 million of revenue, respectively, that was deferred as of December 31, 2022 and December 31, 2021, respectively.

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

As of September 30, 2023 and December 31, 2022, refund liabilities balances were $1.5 million and $2.3 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, returns asset balances were $0.6 million and $0.9 million, respectively, and are included within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.

4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Loose diamonds	$8,986	$11,894
Fine jewelry and other	28,626	27,744
Allowance for inventory obsolescence	(356)	(307)
Total inventories, net	$37,256	$39,331

The allowance for inventory obsolescence consists of the following (in thousands):

	September 30,	September 30,
	2023	2022
Balance at beginning of period	$(307)	$(260)
Change in allowance for inventory obsolescence	(49)	(19)
Balance at end of period	$(356)	$(279)

As of September 30, 2023 and December 31, 2022, the Company had $27.7 million and $27.6 million, respectively, in consigned inventory held on behalf of suppliers which is not recorded in the unaudited condensed consolidated balance sheets.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Vendor expenses	$12,565	$14,769
Inventory received not billed	9,827	7,973
Payroll expenses	4,254	5,301
Sales and other tax payable	2,764	4,137
Provision for sales returns and allowances	1,541	2,332
Current portion of TRA	245	502
Other	3,877	2,819
Total accrued expenses and other current liabilities	$35,073	$37,833

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue. Activity for the nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	September 30,	September 30,
	2023	2022
Balance at beginning of period	$2,332	$2,338
Provision	16,136	18,801
Returns and allowances	(16,927)	(19,530)
Balance at end of period	$1,541	$1,609

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

Total operating lease ROU assets and lease liabilities were as follows (in thousands):

Assets	Classification	As of September 30, 2023	As of September 30, 2022
Operating ROU assets at cost	Operating lease right of use assets	$42,175	$25,136
Accumulated amortization	Operating lease right of use assets	(6,716)	(2,272)
Net book value		$35,459	$22,864

Liabilities	Classification	As of September 30, 2023	As of September 30, 2022
Current:
Operating leases	Current portion of operating lease liabilities	$4,866	$3,321
Noncurrent:
Operating leases	Operating lease liabilities	37,066	23,166
Total lease liabilities		$41,932	$26,487

Total operating lease costs were as follows (in thousands):

	Classification	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Operating lease costs	Selling, general and administrative expense	$1,789	$1,089	$5,141	$3,067
Variable lease costs	Selling, general and administrative expense	343	—	936	—
Total lease costs		$2,132	$1,089	$6,077	$3,067

The maturity analysis of the operating lease liabilities as of September 30, 2023 was as follows (in thousands):

Amount
For the remainder of the year ending December 31, 2023	$1,319
Years ending December 31,
2024	7,720
2025	7,769
2026	7,525
2027	6,147
2028	5,127
Thereafter	16,126
Total minimum lease payments	51,733
Less: imputed interest	(9,801)
Net present value of operating lease liabilities	41,932
Less: current portion	(4,866)
Long-term portion	$37,066

The table summarizes the weighted-average remaining lease term and weighted-average discount rate on long-term leases as follows (in thousands):

	September 30, 2023	September 30, 2022
Weighted-average remaining lease term - operating leases	7.3 years	5.9 years
Weighted-average discount rate - operating leases	5.5%	4.3%

Supplemental cash flow information related to operating leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities	$2,927	$3,393
ROU assets obtained in exchange for new operating lease liabilities	$12,449	$5,963

7. DEBT

The following table summarizes the net carrying amount of the Company's outstanding debt as of September 30, 2023 and December 31, 2022, net of debt issuance costs (in thousands):

	September 30, 2023			December 31, 2022
	Outstanding principal	Debt issuance costs	Net carrying amount	Outstanding principal	Debt issuance costs	Net carrying amount
Current portion	$3,656	$—	$3,656	$3,250	$—	$3,250
Long term	57,281	(532)	56,749	60,125	(663)	59,462
Total debt	$60,937	$(532)	$60,405	$63,375	$(663)	$62,712

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
On May 24, 2022, concurrently with entry into the Silicon Valley Bank ("SVB") Credit Agreement (as defined below), the Company repaid all outstanding amounts under the Runway Term Loan, totaling $58.2 million with proceeds from the SVB Credit Agreement. In connection with the repayment and termination of the Runway Term Loan, the Company was required to pay a 1.00% prepayment fee, plus a final payment fee. The Runway Term Loan was scheduled to mature on October 15, 2023. As a result of the extinguishment of the Runway Term Loan, the Company recognized a loss on debt extinguishment of $0.6 million associated with the prepayment fee and the write-off of unamortized debt issuance costs.

Credit Agreement - Silicon Valley Bank
On May 24, 2022 (the "Closing Date"), Brilliant Earth, LLC, as borrower, and SVB, as administrative agent and collateral agent for the lenders, entered into a credit agreement (the "SVB Credit Agreement") which provides for a secured term loan credit facility of $65.0 million (the "SVB Term Loan

Facility") and a secured revolving credit facility in an amount of up to $40.0 million (the "SVB Revolving Credit Facility," and together with the SVB Term Loan Facility, the "SVB Credit Facilities").
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
The SVB Credit Facilities are subject to customary affirmative covenants and negative covenants as well as financial maintenance covenants. The financial covenants are tested at the end of each fiscal quarter, and require that (a) the Company and its subsidiaries not have a Consolidated Fixed Charge Coverage Ratio (defined as the ratio of (i) Consolidated EBITDA, less cash taxes (including tax distributions), less certain capital expenditures, less cash dividends and other cash restricted payments, to (ii) the sum of cash interest expense and scheduled principal payments on outstanding debt (in each case, as further defined in the SVB Credit Agreement)) of less than 1.25 to 1.00, (b) the Company and its subsidiaries not have a Consolidated Total Leverage Ratio of more than 4.00 to 1.00, and (c) Brilliant Earth, LLC and its subsidiaries not have a Consolidated Borrower Leverage Ratio (defined substantially similar as Consolidated Total Leverage Ratio, but limited to Brilliant Earth, LLC and its subsidiaries) in excess of 3.00 to 1.00 (which level is subject to temporary increases to 4.00 to 1.00 in connection with certain acquisitions). As of September 30, 2023, the Company was in compliance with such covenants.
At September 30, 2023, deferred issuance costs included in other assets totaled $0.3 million, net of accumulated amortization of $0.1 million. At September 30, 2023, deferred issuance costs included in long-term debt totaled $0.5 million, net of accumulated amortization of $0.2 million. These costs are being amortized to interest expense over the term of the loan.
The Company's debt effective interest rate was 8.49% and 4.74% for the three months ended September 30, 2023 and 2022, respectively. Interest expense was $1.3 million, and $0.7 million for the three months ended September 30, 2023 and 2022, respectively; and the amortization of deferred issuance costs was $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively.
The Company's debt effective interest rate was 8.14% and 7.58% for the nine months ended September 30, 2023 and 2022, respectively. Interest expense was $3.6 million and $3.2 million for the nine months ended September 30, 2023 and 2022, respectively; and the amortization of deferred issuance costs was $0.2 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively.
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
As of September 30, 2023, there were no amounts outstanding under the SVB Revolving Credit Facility.
    As of September 30, 2023, the aggregate future principal payments under the SVB Term Loan Facility were as follows (in thousands):

Principal
For the remainder of the year ending December 31, 2023	$813
Years ending December 31,
2024	4,062
2025	5,688
2026	6,500
2027	43,874
Total aggregate future principal payments	$60,937

8. EQUITY-BASED COMPENSATION

Grants of Restricted Stock Units

The following table summarizes the activity related to the Company's restricted stock units ("RSUs") for the nine months ended September 30, 2023:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2022, unvested	3,158,686	$9.01
Granted	2,420,081	$4.42
Vested	(867,897)	$9.09
Forfeited	(666,078)	$7.98
Balance as of September 30, 2023, unvested	4,044,792	$6.42

Total compensation expense for RSUs was approximately $2.3 million and $6.7 million for the three and nine months ended September 30, 2023, respectively, and $2.0 million and $5.2 million for the three and nine months ended September 30, 2022, respectively, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of September 30, 2023, total compensation cost related to unvested RSUs not yet recognized is $23.4 million and is expected to be recognized over a weighted-average period of approximately 2.7 years.

Grants of Stock Options

The following table summarizes the activity related to the outstanding and exercisable stock options for the nine months ended September 30, 2023:

	Number of options	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2022	857,615	$12.00	$4.27	8.7
Forfeited	(88,128)	$12.00	$4.29	—
Outstanding as of September 30, 2023	769,487	$12.00	$4.27	8.0

Exercisable as of September 30, 2023	538,030	$12.00	$4.26	8.0
Unvested as of September 30, 2023	231,457	$12.00	$4.29	8.0
Vested and expected to vest as of September 30, 2023	769,487	$12.00	$4.27	8.0

As of September 30, 2023, the vested stock options did not have an aggregated intrinsic value as the exercise price exceeded the estimated fair market value of the stock options.

Total compensation expense for stock options was approximately $0.2 million and $0.6 million, for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $1.2 million for the three and nine months ended September 30, 2022, respectively, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of September 30, 2023, total compensation cost related to unvested options not yet recognized is $1.0 million and is expected to be recognized over a weighted-average period of approximately 1.5 years.

Outstanding Restricted LLC Units

The following table summarizes the activity related to the unvested restricted LLC Units for the nine months ended September 30, 2023:

	Number of restricted LLC Units	Weighted average grant date fair value
Balance, December 31, 2022, unvested	615,000	$0.61
Vested	(333,041)	$0.48
Forfeited	(19,950)	$0.32
Balance, September 30, 2023, unvested	262,009	$0.81

Total compensation expense for unvested restricted LLC Units was $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of September 30, 2023, total compensation cost related to unvested restricted LLC Units not yet recognized is $0.2 million and is expected to be recognized over a weighted-average period of approximately 1.4 years.

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

Tax Provision and Deferred Tax Asset
In calculating the provision for interim income taxes in accordance with ASC Topic 740, Income Taxes, an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, Brilliant Earth Group, Inc. estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period. The Company's effective tax rate of 4.09% for the nine months ended September 30, 2023, differs from the U.S. federal statutory tax rate of 21% primarily due to income associated with the non-controlling interest, state tax expense and other permanent items.

The Company recorded net increases in deferred tax assets of $0.3 million during the nine months ended September 30, 2023, with a corresponding increase to additional paid in capital, resulting from changes in the outside basis difference on Brilliant Earth's investment in LLC. The Company has determined it is more-likely-than-not that it will be able to realize this deferred tax asset in the future.

    The Company's income tax provision was $0.1 million for both the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2022, respectively.

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

As of September 30, 2023, related to the TRA, the Company has recorded (i) a deferred tax asset in the amount of $8.9 million, (ii) a corresponding estimated liability with a balance of $7.9 million representing 85% of the projected tax benefits to the Continuing Equity Owners; and (iii) $1.0 million of additional paid-in capital.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our 2022 Form 10-K. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, growth, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in "Cautionary Note Regarding Forward-Looking Statements," and "Risk Factors" in this Quarterly Report on Form 10-Q and Part I, Item 1A. "Risk Factors" in our 2022 Form 10-K. We assume no obligation to update any of these forward-looking statements.

Company Overview
Brilliant Earth is an innovative, digitally native jewelry company, and a global leader in ethically sourced fine jewelry. We offer exclusive designs with superior craftsmanship and supply chain transparency, delivered to customers through a highly personalized omnichannel experience.

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

We were founded in 2005 as an e-commerce company with an ambitious mission and a single showroom in San Francisco. We have rapidly scaled our business while remaining focused on our mission and elevating the omnichannel customer experience. Through our intuitive digital commerce platform and personalized individual appointments in our showrooms, we cater to the shopping preferences of tech-savvy next-generation consumers. We create an educational, joyful, and approachable experience that is unique in the jewelry industry. As of September 30, 2023, Brilliant Earth has sold to consumers in over 50 countries.

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

Below is a summary of our performance for the three months ended September 30, 2023:

•Net sales of $114.2 million, up 2.5% compared to $111.4 million for the three months ended September 30, 2022;
•Net income of $2.0 million, down 65.1% compared to $5.7 million for the three months ended September 30, 2022;
•Net income margin of 1.8%, compared to 5.1% for the three months ended September 30, 2022;
•Adjusted EBITDA of $7.6 million, down 23.5%, compared to $10.0 million for the three months ended September 30, 2022; and
•Adjusted EBITDA margin of 6.7%, compared to 8.9% for the three months ended September 30, 2022.

Below is a summary of our performance for the nine months ended September 30, 2023:

•Net sales of $322.0 million, up 0.6% compared to $320.3 million for the nine months ended September 30, 2022;
•Net income of $2.8 million, down 78.2% compared to $12.8 million for the nine months ended September 30, 2022;
•Net income margin of 0.9%, compared to 4.0% for the nine months ended September 30, 2022;
•Adjusted EBITDA of $20.9 million, down 25.2%, compared to $28.0 million for the nine months ended September 30, 2022; and
•Adjusted EBITDA margin of 6.5%, compared to 8.7% for the nine months ended September 30, 2022.

See the section below titled “Non-GAAP Financial Measures” for information regarding Adjusted EBITDA and Adjusted EBITDA Margin, including reconciliations to the most directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

We operate in one operating and reporting segment, the retail sale of diamonds, gemstones and jewelry.

Key Factors Affecting Our Performance
Our Ability to Increase Brand Awareness
Increasing brand awareness and growing favorable brand equity have been and remain key to our growth. We have a significant opportunity to continue to grow our brand awareness, broaden our customer reach, and maximize lifetime value through brand and performance marketing. We have made and expect to continue to make significant investments to strengthen the Brilliant Earth brand through our dynamic marketing strategy, which includes brand marketing campaigns across email, digital, social media, earned media, and media placements with key influencers. In order to compete effectively and increase our share of the jewelry market, we must maintain our strong customer experience, produce compelling products, and continue our mission of creating a more transparent, sustainable, compassionate and inclusive jewelry industry. Our performance will also depend on our ability to increase the number of consumers aware of Brilliant Earth and our product assortment. We believe our brand strength will enable us to continue to expand across categories and channels, to deepen relationships with consumers, and to expand our presence in U.S. and international markets.

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

Interest Expense
Interest expense primarily consists of interest incurred under the Company's prior Loan and Security Agreement with Runway Growth Finance Corp. (as amended, the "Runway Term Loan Agreement") and the SVB Credit Facilities.

Other Income, Net
Other income, net consists primarily of interest income and other miscellaneous income and expenses such as losses on exchange rates on consumer payments.

Income Tax Expense
Income tax expense represents the federal and state income or franchise taxes assessed on Brilliant Earth Group, Inc.'s share of taxable income for the period.

Results of Operations
The results of operations data in the following tables for the periods presented have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Comparison of Three Months Ended September 30, 2023 and 2022

The following table sets forth our statements of operations for the three months ended September 30, 2023 and 2022, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended September 30,
	2023		2022		Period change
	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$114,154	100.0%	$111,405	100.0%	$2,749	2.5%
Cost of sales	47,327	41.5%	50,487	45.3%	(3,160)	(6.3)%
Gross profit	66,827	58.5%	60,918	54.7%	5,909	9.7%
Operating expenses:
Selling, general and administrative	64,813	56.8%	54,615	49.0%	10,198	18.7%
Income from operations	2,014	1.8%	6,303	5.7%	(4,289)	(68.0)%
Interest expense	(1,322)	(1.2)%	(778)	(0.7)%	(544)	69.9%
Other income, net	1,401	1.2%	374	0.3%	1,027	274.6%
Net income before tax	2,093	1.8%	5,899	5.3%	(3,806)	(64.5)%
Income tax expense	(95)	(0.1)%	(180)	(0.2)%	85	(47.2)%
Net income	1,998	1.8%	5,719	5.1%	(3,721)	(65.1)%
Net income allocable to non-controlling interest	1,753	1.5%	5,073	4.6%	(3,320)	(65.4)%
Net income allocable to Brilliant Earth Group, Inc.	$245	0.2%	$646	0.6%	$(401)	(62.1)%

Amounts may not sum due to rounding

Net Sales

Net sales for the three months ended September 30, 2023 increased by $2.7 million, or 2.5%, compared to the three months ended September 30, 2022. The increase in net sales was comprised of an increase of 16.7% in order volumes partially offset by a decrease of 12.2% in AOV. The increase of 16.7% in order volumes was due to:

•continued effectiveness of our customer acquisition activities;
•strong omnichannel performance across the Company's products and new product collection releases; and
•the opening of new showrooms.

The decrease in AOV was driven by an increase in sales of lower price point products, including fine jewelry and a moderation in sales growth of products above the $10,000 price point.

Gross Profit
Gross profit for the three months ended September 30, 2023 increased by $5.9 million, or 9.7%, compared to the three months ended September 30, 2022. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 380 basis points for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily driven by our premium brand and differentiated product offerings, performance of our pricing engine, procurement efficiencies and benefits from our extended warranty program. The increase in gross margin was partially offset by a 4.9% increase in average platinum spot prices and an increase of 11.3% in average gold spot prices for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2023 increased by $10.2 million, or 18.7% compared to the three months ended September 30, 2022. Selling, general and administrative expenses as a percentage of net sales increased by 780 basis points for the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022. The increase in selling, general and administrative expenses was driven by an increase in marketing, other general and administrative, and employment expenses, which increased by $5.4 million, $3.5 million, and $1.3 million, respectively, from the quarter ended September 30, 2022 to the quarter ended September 30, 2023.

The increase in marketing expenses was driven by increased investments in marketing and advertising to increase brand awareness and support strategic growth initiatives. The increase in other general and administrative expenses was a result of overall Company growth and principally driven by a $1.2 million increase in information technology and other software-related costs, a $0.8 million increase in rent and lease related expenses, a $0.6 million increase in depreciation, a $0.5 million increase of pre-opening expenses from the opening of new showrooms, and a $0.4 million increase in other general administrative expenses. The increase in employment expenses was driven by an increase in salaries and wages, equity-based compensation, and other benefits expense primarily due to the addition of staff to support our growth.

Interest Expense
Interest expense for the three months ended September 30, 2023 increased by $0.5 million, or 69.9% compared to the three months ended September 30, 2022, primarily due to increases in the variable interest rate pursuant to the SVB Credit Agreement entered into on May 24, 2022.

Other Income, net

Other income, net for the three months ended September 30, 2023 increased by $1.0 million, primarily due to increased interest income earned on our cash balances. Additionally, these amounts for all periods presented include immaterial losses on exchange rates on consumer payments and other miscellaneous income.

Comparison of Nine Months Ended September 30, 2023 and 2022
The following table sets forth our statements of operations for the nine months ended September 30, 2023 and 2022, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Nine Months Ended September 30,
	2023		2022		Period change
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$322,036	100.0%	$320,252	100.0%	$1,784	0.6%
Cost of sales	138,044	42.9%	151,397	47.3%	(13,353)	(8.8)%
Gross profit	183,992	57.1%	168,855	52.7%	15,137	9.0%
Operating expenses:
Selling, general and administrative	180,708	56.1%	151,576	47.3%	29,132	19.2%
Income from operations	3,284	1.0%	17,279	5.4%	(13,995)	(81.0)%
Interest expense	(3,808)	(1.2)%	(3,700)	(1.2)%	(108)	2.9%
Other income, net	3,436	1.1%	266	0.1%	3,170	1191.7%
Loss on extinguishment of debt	—	—%	(617)	(0.2)%	617	*nm
Net income before tax	2,912	0.9%	13,228	4.1%	(10,316)	(78.0)%
Income tax expense	(119)	—%	(389)	(0.1)%	270	(69.4)%
Net income	2,793	0.9%	12,839	4.0%	(10,046)	(78.2)%
Net income allocable to non-controlling interest	2,452	0.8%	11,413	3.6%	(8,961)	(78.5)%
Net income allocable to Brilliant Earth Group, Inc.	$341	0.1%	$1,426	0.4%	$(1,085)	(76.1)%

Amounts may not sum due to rounding
*nm - Not meaningful

Net Sales
Net sales for the nine months ended September 30, 2023 increased by $1.8 million, or 0.6%, compared to the nine months ended September 30, 2022. The increase in net sales was comprised of an increase of 16.2% in order volumes partially offset by a decrease of 13.4% in AOV. The increase of 16.2% in order volumes was due to:

•continued effectiveness of our customer acquisition activities;
•strong omnichannel performance across the Company's products and new product collection releases; and
•the opening of new showrooms.

The decrease in AOV was driven by an increase in sales of lower price point products, including fine jewelry and a moderation in sales growth of products above the $10,000 price point.

Gross Profit
Gross profit for the nine months ended September 30, 2023 increased by $15.1 million, or 9.0%, compared to the nine months ended September 30, 2022. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 440 basis points for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by our premium brand and differentiated product offerings, performance of our pricing engine, procurement efficiencies and benefits from our extended warranty program. The increase in gross margin was partially offset by a 2.6% increase in average platinum spot prices and a 5.6% increase in average gold spot prices for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2023 increased by $29.1 million, or 19.2% compared to the nine months ended September 30, 2022. Selling, general and administrative expenses as a percentage of net sales increased by 880 basis points for the period ended September 30, 2023 compared to the period ended September 30, 2022. The increase in selling, general and administrative expenses was driven by an increase in marketing, other general and administrative, and employment expenses, which increased by $13.7 million, $9.3 million, and $6.1 million, respectively, from the nine months ended September 30, 2022 to the nine months ended September 30, 2023.

The increase in marketing expenses was driven by increased investments in marketing and advertising to increase brand awareness and support strategic growth initiatives. The increase in other general and administrative expenses as a result of overall Company growth was principally driven by a $2.9 million increase in information technology and other software-related costs, a $2.2 million increase in pre-opening expenses from the opening of new showrooms, a $2.2 million increase in rent and lease related expenses, and a $1.7 million increase in depreciation, and a $0.3 million increase in other general administrative expenses. The increase in employment expenses was driven by an increase in salaries and wages, equity-based compensation, and other benefits expense primarily due to the addition of staff to support our growth.

Interest Expense
Interest expense for the nine months ended September 30, 2023 increased by $0.1 million, or 2.9% compared to the nine months ended September 30, 2022, primarily due to increases in the variable interest rate pursuant to the SVB Credit Agreement entered into on May 24, 2022.

Other Income, net
Other income, net for the nine months ended September 30, 2023 changed by $3.2 million, primarily due to increased interest income earned on our cash balances. Additionally, these amounts for all periods presented include immaterial losses on exchange rates on consumer payments and other miscellaneous income.

Key Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

The following table sets forth our key performance indicators for the periods presented (amounts in thousands, except for total orders and AOV):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Net Sales	$114,154	$111,405	$2,749	2.5%	$322,036	$320,252	1,784	0.6%
Total Orders	43,161	36,977	6,184	16.7%	121,641	104,715	16,926	16.2%
AOV	$2,645	$3,013	$(368)	(12.2)%	$2,647	$3,058	$(411)	(13.4)%

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures, are included in this Quarterly Report on Form 10-Q because they are used by management and our board of directors to assess our financial performance. We define Adjusted EBITDA as net income excluding interest expense, income taxes, depreciation expense, amortization of cloud-based software implementation costs, showroom pre-opening expense, equity-based compensation expense, loss on extinguishment of debt, certain non-operating expenses and income, and other unusual and/or infrequent costs, which we do not consider in our evaluation of ongoing operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA calculated as a percentage of net sales. These non-GAAP financial measures provide users of our financial information with useful information in evaluating our operating performance and exclude certain items from net income that may vary substantially in frequency and magnitude from period to period. These non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of Adjusted EBITDA and Adjusted EBITDA margin to its most directly comparable GAAP financial measure, net income and net income margin, are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items, and may include other expenses, costs and non-recurring items.

The following table presents a reconciliation of net income and net income margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$1,998	$5,719	$2,793	$12,839
Interest expense	1,322	778	3,808	3,700
Income tax expense	95	180	119	389
Depreciation expense	1,105	501	2,996	1,248
Amortization of cloud-based software implementation costs	145	50	408	86
Showroom pre-opening expense	1,311	796	4,754	2,602
Equity-based compensation expense	2,569	2,311	7,454	6,563
Loss on extinguishment of debt	—	—	—	617
Other income, net (1)	(1,401)	(374)	(3,436)	(266)
Transaction costs and other expense (2)	480	—	2,012	180
Adjusted EBITDA	$7,624	$9,961	$20,908	$27,958
Net income margin	1.8%	5.1%	0.9%	4.0%
Adjusted EBITDA margin	6.7%	8.9%	6.5%	8.7%
(1)     Other income, net consists primarily of interest and other miscellaneous income, partially offset by expenses such as losses on exchange rates on consumer payments.
(2)     These expenses are those that we did not incur in the normal course of business. For the nine month period ended September 30, 2023, costs included a $1 million charitable contribution.

Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to LLC members, debt service, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from capital-raising activities and borrowings under our loan facilities. We have historically had negative working capital driven by our high inventory turns and typical collection of payment from customers prior to payment of suppliers. As of September 30, 2023, we had a cash balance, excluding restricted cash, of $147.1 million, and working capital, excluding non-restricted cash, of ($22.0) million.

In addition, we have the SVB Term Loan Facility with a principal balance of $60.9 million, excluding unamortized debt issuance costs of $0.5 million, of which $57.3 million is classified as long-term.

For the nine months ended September 30, 2023, the Company declared and paid $9.9 million of distributions to, or on behalf of, members associated with their estimated income tax obligations. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

We believe, based on our current projections, that we have sufficient sources of liquidity to meet our projected operating, debt service, and tax distribution requirements for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q.

Additional future liquidity needs may include payments under the TRA, and state and federal taxes to the extent not offset by our deferred income tax assets, including those arising as a result of purchases or exchanges of common units for Class A and Class D common stock. Although the actual timing and amount of any payments that may be made under the TRA will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners will be significant. Any payments made by us to the Continuing Equity Owners under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Brilliant Earth, LLC, and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore may accelerate payments due under the TRA.

To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, such as attempts to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. Any additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. We cannot ensure that we could obtain refinancing or additional financing on favorable terms or at all.

Cash Flow Analysis

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$15,514	$9,019
Net cash used in investing activities	(10,729)	(6,566)
Net cash used in financing activities	(12,299)	(22,387)
Net decrease in cash, cash equivalents and restricted cash	(7,514)	(19,934)
Cash, cash equivalents and restricted cash at beginning of period	154,854	173,070
Cash, cash equivalents and restricted cash at end of period	$147,340	$153,136

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2023, net cash provided by operating activities was $15.5 million compared to net cash provided by operating activities of $9.0 million for the nine months ended September 30, 2022, an increase of $6.5 million. This increase was primarily driven by $13.5 million from changes in assets and liabilities related to operating activities, partially offset by a decrease in net income adjusted for non-cash expense addbacks of $7.0 million. The increase from changes in assets and liabilities related to operating activities was primarily due to an increase of $24.7 million in inventories, prepaid expenses and other current assets, other assets, and deferred revenue, offset by $11.3 million decrease in accounts payable, accrued expenses and other current liabilities and operating lease liabilities.

Net Cash Used In Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities was $10.7 million compared to $6.6 million for the nine months ended September 30, 2022. The increase of $4.2 million was principally due to an increase in purchases of property and equipment related to new facilities leased during the period.

Net Cash Used In Financing Activities

For the nine months ended September 30, 2023, net cash used in financing activities was $12.3 million compared to $22.4 million for the nine months ended September 30, 2022. The decrease of $10.1 million was primarily due to lower tax distributions paid to members pursuant to the LLC Agreement of $8.4 million and the debt activity that occurred in 2022 but did not occur in 2023 consisting of the repayment of the Runway Term Loan and issuance of the SVB Term Loan Facility, which resulted in a net decrease of $3.3 million, partially offset by a $1.6 million increase in payments on the SVB Term Loan Facility.

Silicon Valley Bank Credit Facilities

On May 24, 2022, Brilliant Earth, LLC, as borrower, and Silicon Valley Bank ("SVB"), as administrative agent and collateral agent for the lenders, entered into a SVB Credit Agreement, which provides for a secured SVB Term Loan Facility of $65.0 million and a secured SVB Revolving Credit Facility in an amount of up to $40.0 million. See Note 7. "Debt" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of September 30, 2023, there were no amounts outstanding under the SVB Revolving Credit Facility.

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

In addition, under the TRA, we are required to make cash payments to the Continuing Equity Owners equal to 85% of the tax benefits, if any, that we actually realize (or in certain circumstances are deemed to realize), as a result of (1) increases in our allocable share of the tax basis of Brilliant Earth, LLC's assets resulting from (a) our purchase of LLC Interests from each Continuing Equity Owner; (b) future redemptions or exchanges of LLC Interests for Class A common stock or cash; and (c) certain distributions (or deemed distributions) by Brilliant Earth, LLC; and (2) certain tax benefits arising from payments made under the TRA. We expect the amount of cash payments that we will be required to make under the TRA will be significant. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of redemptions or exchanges by the Continuing Equity Owners, the amount of gain recognized by the Continuing Equity Owners, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable. Any payments made by us to the Continuing Equity Owners under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us.

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

The exemptions afforded to emerging growth companies will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our IPO (December 31, 2026), (ii) in which we have total annual gross revenue of at least $1.235 billion or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.
(b) None.
(c) Not applicable.

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

November 9, 2023            By:/s/ Jeffrey Kuo
Jeffrey Kuo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)