Form 10-K
period 2023-12-31
Brilliant Earth Group, Inc.
filed 2024-03-28
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatement that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's Class A common stock held by non-affiliates as of June 30, 2023, was $46.1 million based on the closing price as reported on the Nasdaq Global Market on such date.

As of March 25, 2024, there were 13,012,299 shares of the registrant's Class A common stock, $0.0001 par value per share, outstanding, 35,728,172 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding, 49,119,976 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding and no shares of the registrant’s Class D common stock, $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Specifically identified portions of the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders, which will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, plans and objectives of management for future operations, including, among others, statements regarding expected growth, introduction of new products, future capital expenditures, and debt service obligations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms, such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “evolve,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “strategy,” “target,” “will,” or “would,” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Other sections of this Annual Report on Form 10-K include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. This Annual Report on Form 10-K and the documents that we have filed as exhibits should be read with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

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

The sources of certain statistical data, estimates, and forecasts contained in this Annual Report on Form 10-K are in the following independent industry reports:

•Bain & Company, The Global Diamond Industry 2021-22, February 2022 (“The Bain Report”).
•Statista, Revenue of the Jewelry Industry Worldwide 2019-2028, 2024 (“Statista”).

BASIS OF PRESENTATION

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:

•“we,” “us,” “our,” the “Company,” “Brilliant Earth,” and similar references refer to Brilliant Earth Group, Inc., and, unless otherwise stated, all of its subsidiaries, including Brilliant Earth, LLC.
•“Continuing Equity Owners” refers collectively to holders of LLC Interests (as defined below) and our Class B common stock and Class C common stock, including our Founders (as defined below) and Mainsail (as defined below), who may, exchange at each of their respective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock or Class C common stock (and such shares shall be immediately cancelled)), as applicable, for, at our election (determined solely by our independent directors (within the meaning of the Nasdaq rules) who are disinterested), cash or newly-issued shares of our Class A common stock or Class D common stock, as applicable.
•“Founders” refers to Beth Gerstein, our Co-Founder and Chief Executive Officer, Eric Grossberg, our Co-Founder and Executive Chairman, and Just Rocks (as defined below).
•“Just Rocks” refers to Just Rocks, Inc., a Delaware corporation, which is jointly owned and controlled by our Founders.
•“LLC Interests” or “LLC Units” refers to the common units of Brilliant Earth, LLC, including those that we purchased with the net proceeds from our initial public offering (“IPO”), which occurred on September 23, 2021.
•“LLC Agreement” refers to Brilliant Earth, LLC's amended and restated limited liability company agreement, which became effective prior to the consummation of the IPO.
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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Investors should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:

•Fluctuations in the pricing and supply of diamonds, other gemstones, and precious metals, particularly responsibly sourced natural and lab-grown diamonds and recycled precious metals such as gold, which account for the majority of our merchandise costs, increases in labor costs for manufacturing such as wage rate increases, as well as inflation, and energy prices could adversely impact our sales, earnings and cash availability;
•An overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary or inflationary conditions, governmental instability, war and fears of war, and natural disasters may affect consumer purchases, which could reduce demand for our products and harm our business, financial condition, and results of operations;

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
•Increased lead times, and supply shortages and supply changes could disrupt our business and have an adverse effect on our operations, financial condition, and results;
•We plan to expand showrooms in the United States (“U.S.”), which may expose us to significant risks;

•The fine jewelry retail industry is highly competitive, and if we do not compete successfully, our business may be adversely impacted;

•If we fail to maintain and enhance our brand, our ability to engage or expand our base of customers may be impaired and our business, financial condition, and results of operations may suffer;

•Our marketing efforts may not be effective, and failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our e-commerce and omnichannel approach to shopping for fine jewelry;
•Our profitability and cash flows may be negatively affected if we are not successful in managing our inventory balances and inventory shrinkage;
•We derive a significant portion of our revenue from sales of our Design Your Own rings. A decline in sales of our Design Your Own rings would negatively affect our business, financial condition, and results of operations;

•Because we have a short history of operating at our current scale, we may be unable to sustain growth and profitability;

•We rely heavily on our information technology systems, as well as those of our third-party vendors and service providers, for our business to effectively operate and to safeguard confidential information and any significant failure, inadequacy or interruption of these systems, security breaches or loss of data could materially adversely affect our business, financial condition and operations;
•Environmental, social, and governance matters may adversely impact our business and reputation;
•Our e-commerce and omnichannel business face distinct risks, and our failure to successfully manage those risks could have a negative impact on our profitability;
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

Part I - Financial Information
Item 1. Business

Overview

Brilliant Earth is an innovative, digitally native omnichannel jewelry company, and a global leader in ethically sourced fine jewelry. We offer exclusive designs with superior craftsmanship and supply chain transparency, delivered to customers through a highly personalized omnichannel experience.

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

Throughout our history, we have invested in technology to create a seamless customer experience, inform our data-driven decision-making, improve efficiencies, and advance our mission. Our technology enables dynamic product visualization, augmented reality try-on, blockchain-verified transparency, and rapid fulfillment of our flagship Design Your Own product, a custom design process. We leverage data capabilities to improve our marketing and operational efficiencies, personalize the customer experience, curate showroom inventory and merchandising, inform real estate decisions, and develop new product designs that reflect consumer preferences. We believe the Brilliant Earth digital experience drives higher satisfaction, engagement, and conversion both online and in-showroom.

Our made-to-order capabilities and virtual inventory model generate attractive inventory turns and negative working capital, which we define as our current assets less cash minus our current liabilities. We have achieved strong financial performance and rapid growth since our founding and believe we are in the early stages of realizing our potential in a significant market opportunity.

Below is a summary of our performance for the year ended December 31, 2023:

•Net sales of $446.4 million, compared to $439.9 million for the year ended December 31, 2022;
•Net income of $4.7 million compared to $19.0 million for the year ended December 31, 2022; and
•Net income margin of 1.1% compared to 4.3% for the year ended December 31, 2022.

Our Opportunity

Global Jewelry Market

The global jewelry industry was estimated to be approximately $300 billion in 2023, according to Statista. Despite its size, the jewelry industry is highly fragmented and includes players like mall jewelers, local independent stores, and department stores, among others. According to The Bain Report, approximately 65% of the diamond jewelry retail industry is composed of small retailers. Many small jewelry retailers are struggling to address evolving consumer preferences for personalization and e-commerce, and are further limited by reduced purchasing power and an inventory-heavy model. Many mall jewelers have also been slow to modernize an outdated retail experience, and face declining foot traffic. We believe the rapidly changing industry provides ample opportunity for Brilliant Earth to take share.

The bridal category—where we currently derive a large portion of our business—is among the most resilient in the jewelry industry. Engagement and wedding rings are an enduring tradition. Each year, there are approximately two million marriages in the U.S. alone, according to U.S. government statistics.

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

Dedicated jewelry specialists are available at every step of their journey via chat, phone, email, virtual appointment, or in our showrooms, which we believe drives strong engagement and high customer satisfaction. These specialists strive to create lasting connections with customers.

Unique and Award-Winning Designs

We believe that customers should never have to compromise between beauty, quality, and conscience. Our commitment to our core values is matched by our passion for innovative design and exceptional craftsmanship.
Our award-winning in-house design studio keeps thoughtful design at the heart of everything we do and allows us to quickly adapt to consumer insights and marketplace trends. We utilize our customer dataset, strong relationships with our customers, and highly engaged social media following to continuously uncover consumer insights and trends. We track over 50 attributes associated with our products to inform our development and merchandising decisions. We create unique, exclusive styles that are expertly crafted to be beautiful from every angle and have been featured in leading publications, including Vogue, Forbes, and Women's Wear Daily. Approximately two-thirds of our ring collection is proprietary and available exclusively at Brilliant Earth.

Our engagement rings are highly personalized to reflect our customers’ individuality and unique preferences. Through our Design Your Own model, customers choose their ideal ring design, precious metal type, and ring size, and select their diamond or gemstone from our marketplace. The customer’s one-of-a-kind ring is crafted with extraordinary care to fit the exact specifications of their chosen diamond and made just for them, typically in six to twelve business days. We believe the exacting standards of our made-to-order process deliver a higher quality finished product as compared to other offerings that use pre-fabricated rings retrofitted to accommodate a new center gemstone and ring size.

Mission-Driven Ethos

Our mission is to create a more transparent, sustainable, compassionate, and inclusive jewelry industry. We founded the company to provide an ethical alternative to historical jewelry industry practices, which have raised environmental and social concerns and lacked transparency.

•Transparency: We go above and beyond current industry standards to offer Beyond Conflict Free TM Diamonds that have been selected for their ethical and environmentally responsible origins. As part of our commitment to transparent sourcing, we expect our suppliers to adhere to our strict Supplier Code of Conduct. We also integrate blockchain technology to showcase the journey of a select collection of blockchain-verified diamonds.
•Sustainable: Our jewelry is crafted from primarily recycled precious metals and arrives in our iconic ring boxes crafted with wood sourced from Forest Stewardship Council (“FSC”) certified forests. Our paper-based shipping boxes are FSC Recycled and made from 100% post-consumer or pre-consumer recycled content.
•Compassion: Compassion has been core to our Mission since day one. In 2021, we started the Brilliant Earth Foundation (a corporate advised fund with Silicon Valley Community Foundation) to further our impact. Since then, we have donated $2 million to the areas where diamonds, gemstones and precious metals are mined and the communities where our teams and customers live.
•Inclusion: We are deeply committed to diversity, equity, and inclusion, and we strive to embody our values through our product collections, customer experience, non-profit initiatives, and internal practices. We are proud that women comprise the majority of our employees, senior executive team, and our board of directors (the “Board”).

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

Unique and Exclusive Products

Our award-winning in-house design studio creates unique, exclusive styles that are expertly crafted to be beautiful from every angle. We leverage our data to curate collections and inform new product development strategy, so our offerings are current, fresh, and reflect consumer preferences. We have a vast collection of Beyond Conflict FreeTM natural diamonds and lab-grown diamonds that meet what we believe are rigorous standards for sourcing and quality. Our collection offers extensive coverage across quality characteristics and price points. Through our Design Your Own model, customers can customize their jewelry to reflect their individuality and personal preferences, creating one-of-a-kind jewelry pieces. In 2020, we also released one of the industry’s first gender-fluid collections.

Innovative, Data-Driven Technology

As a digitally native company, we use technology to deliver a superior customer experience, improve marketing and operational efficiencies, curate showroom inventory and merchandising, inform real estate decisions, and develop new product designs that reflect consumer preferences. Our proprietary technology includes dynamic visualization, augmented reality try-on, and automated rapid fulfillment of our flagship Design Your Own product. We utilize leading technology for key business functions, including product design and personalization, customer relationship management (“CRM”) and data analytics, inventory and supply chain management, order fulfillment, and more.
We apply cutting-edge technology to innovate and transform our supply chain. We were among the first retail jewelers to offer blockchain diamonds at scale, defining next-generation traceability standards in the jewelry industry, and offer thousands of blockchain-verified diamonds. This technology tracks a diamond from its origins at the mining operator, through cutting and polishing, to the customer. This provides even greater transparency into the responsible origins of these blockchain-verified diamonds.

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

Founder-Led and Diverse Leadership Team Committed to Inclusion

We care deeply about diversity, equity, and inclusion. We are led by our chief executive officer (“CEO”) and co-founder Beth Gerstein. We consider our commitment to inclusion integral to our company, helping to inform our product offerings and customer experience.

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

Expand Omnichannel Reach

We are expanding our showrooms nationwide, and expect to focus in the near term on major urban markets in the U.S. where we can maximize our growth potential. Expanding our number of showrooms has driven bookings uplift, accelerated growth, increased total order volume, and improved conversion in the showrooms’ metro regions.

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

Expand Purchase Occasions with Existing and New Customers

Fine jewelry, which includes earrings, necklaces, bracelets, and rings (other than engagement or wedding), represented 65% of the global jewelry market in 2022, according to The Bain Report. We believe we have significant opportunity to expand our relationship with our deeply loyal customer base beyond our current core engagement and wedding ring category into special occasions and self-purchases.

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

To capture these opportunities, we are investing in our fine jewelry assortment, and we will continue to enhance our customer lifetime marketing and data-segmentation capabilities, which we believe will more effectively extend customer relationships beyond engagement and wedding purchases, whether customers are buying a gift or a piece for themselves. With our strong brand resonance with Millennials and Gen Z consumers, we also believe our fine jewelry assortment and strategic customer acquisition will continue to drive fine jewelry orders from new customers.

Expand Internationally

We are in the early stages of expanding globally and believe there is significant opportunity for expansion. We have sold to customers from over 50 countries despite minimal existing language, logistics and currency support for those geographies. We believe that there is substantial potential to launch e-commerce in new overseas markets, and new showrooms in countries where we have already established a localized digital presence.

Product Assortment and Merchandising

We are passionate about beautiful and innovative product design. We are proud to offer our customers exclusive and thoughtfully curated collections of diamond engagement rings, wedding and anniversary rings, gemstone rings, and fine jewelry.

Our diamond engagement rings are made-to-order through our Design Your Own ring digital tool. Customers choose their ideal ring setting, precious metal type, and ring size, and select their favorite Beyond Conflict FreeTM natural diamond or lab-grown diamond to create their one-of-a-kind ring.

Our collection of wedding and anniversary rings includes classic precious metal bands and bands accented with diamonds or gemstones. Many of these rings are designed to complement engagement rings and may be purchased with the engagement ring to provide a perfect match. These rings can also be styled alone for everyday wear or stacked to make a distinctive statement. Our diamond bands, including eternity rings, are popular anniversary gifts. Our gemstone rings feature vibrant and distinctive center gemstones, including sapphires, emeralds, moissanites, aquamarines, and other unique colored gemstones. Through our Design Your Own ring digital tool, customers can choose their ideal ring setting, precious metal type, and ring size, and select their favorite gemstone type, shape, color, and size. We also offer pre-set gemstone rings with our most popular gemstones for customers seeking a more curated choice.

Our collection of fine jewelry includes earrings, necklaces, and bracelets. We offer a broad and evolving assortment for gifting and self-purchase, from classic diamond stud earrings and tennis bracelets to unique pendants and distinctive gemstone styles. Our emphasis on personalization is reflected in our collection of engravable jewelry and Design Your Own earrings and necklaces set with natural or lab-grown diamonds.

Diamond Assortment

Customers can purchase loose diamonds or select from our vast inventory to create their own diamond ring, earrings, or necklace. Our inventory of independently graded diamonds spans a wide variety of shapes, sizes, premium qualities, and price points to cater to unique customer preferences. We offer both our Beyond Conflict FreeTM natural diamonds with a listed origin and lab-grown diamonds to appeal to different customer preferences. Our Beyond Conflict FreeTM natural diamonds have been selected based on their ethical and environmentally responsible origins, and we believe we are pioneers in offering diamonds with listed and transparent origins. Our lab-grown diamonds have the same physical, chemical, and optical characteristics as natural diamonds, exhibit the same sparkle and provide a mining-free alternative to naturally sourced diamonds. We were one of the first jewelers to offer lab-grown diamonds in 2012.

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

Our in-house expertise drives an agile product development cycle, with new products developed in as little as four months. This agility enables us to rapidly launch, test, and learn based on performance feedback with minimal capital outlay. We regularly refresh our product assortment and maintain a curated online collection of fresh, trend-forward styles that resonate strongly with our customers. We merchandise our showrooms with styles that have sold well online, keeping our inventory costs low.

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

Our technology systems, including our customized enterprise resource planning ("ERP"), CRM, supply chain, inventory management, order fulfillment and other systems, provide a unified data source and single view of our customer, and ensure quality standards and a more efficient turnaround for our flagship Design Your Own product. We also use a leading data visualization platform for real-time business intelligence across our teams to drive decision making and continuous improvement.

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

As of December 31, 2023, we had 37 showrooms across the United States. Our showrooms are in prime destinations in major metro areas, including ground, mall or upper floor locations in areas with premium retail adjacencies. We leverage data—including our own first-person customer data, revenue, e-commerce behavior, population and demographic data, and market growth—to inform our showroom real estate decisions.

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

We also collaborate with key influencers who are deeply passionate about our mission and products. We partner with them to create authentic and unique product collections and content, which helps to expand our reach to new and highly relevant audiences. This amplifies the effectiveness of our strategy and contributes to our outsized number of followers and engagement with our community.

Our marketing efforts deliver growing brand awareness and frequent press mentions in leading publications, including Forbes, Vogue, and Women's Wear Daily.

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

Blockchain-Verified

To further our commitment to transparency and responsible sourcing, we have partnered with a leading technology enterprise that uses blockchain to securely track and trace the provenance of diamonds. This technology tracks a diamond from its origins at the mining operator, through cutting and polishing, to the customer. We offer thousands of blockchain-verified diamonds.

Capture Collection

In 2023, we introduced our Capture Collection, the world’s largest collection of lab-grown diamonds created using CO2 captured before it is released into the atmosphere.

100% Renewable Collection

In 2023, we introduced our Renewable Collection, a collection of lab diamonds grown, cut, and polished with 100% renewable energy from wind and solar farms.
Diamonds from these collections can be set in a variety of styles, including bridal and fine jewelry though Brilliant Earth's Design Your Own experience.

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

Recycled Precious Metals

We strive to use 100% recycled gold and silver and generate year-over-year increases in the use of recycled platinum for our products. Our precious metals are sourced from certified responsible refiners who also hold recycling certifications from the Responsible Jewellery Council or other third-party validation. Currently our gold and silver fine jewelry is made primarily of recycled materials, and we continue to work with our suppliers to increase the usage of recycled metal in our products.

Metal mining, and gold mining in particular, is one of the most environmentally destructive types of mining, and gold miners often earn low wages in dangerous working conditions. Our objective is to help reduce the negative impacts of dirty gold and other metals by reducing demand for newly mined metals, focusing on recycled precious metals, and contributing to programs dedicated to improving mining practices.

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

Manufacturing

We have relationships with long-term manufacturing partners, who have demonstrated and who we expect to continue to demonstrate their ability to meet our commitments for ethical sourcing, high quality, fast turnarounds and scalability. Pricing with our manufacturing partners is established and renegotiated based on product specifications, market conditions, and other variables. Our partners go through a rigorous onboarding process to ensure they meet our strict compliance and quality standards, including recycled metal content. Because we own the designs created by our in-house studio, we have flexibility to determine where the jewelry is manufactured to optimize cost, manufacturing capabilities and turnaround times.

Fulfillment and Logistics

Many of our products are made-to-order, and delivered in as little as six to twelve business days. For products that sell in higher, more consistent volumes, such as certain rings and finished jewelry, we batch produce and stock items to enable even faster customer delivery, typically in just two to five business days. Orders are shipped to customers directly from our fulfillment centers or from our manufacturing partners.

Packaging

Our responsibly sourced wood ring boxes are designed to be as iconic as the jewelry they hold. They are crafted with wood sourced from FSC certified forests, which are responsibly managed to protect the forests for future generations. Our paper-based shipping boxes are FSC Recycled and made from 100% post-consumer or pre-consumer recycled content.

Our People

We are extremely proud of our team who we believe embody our culture of diversity, equity and inclusion. As of December 31, 2023, we employed 668 full-time employees and 11 part-time employees in the U.S. We are deeply committed to fostering an inclusive work environment, and we strive to embody our values through our internal practices. We are proud that women comprise majorities of our employees, senior executive team, and the Board. We believe that our diversity makes us a stronger company.

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

Government Regulation

We are required to comply with numerous laws and regulations covering areas such as consumer protection, consumer privacy, data protection, privacy, consumer credit, payment processing, marketing and advertising, insurance, health and safety, waste disposal, supply chain integrity, truth in advertising and employment. We monitor changes in these laws to maintain compliance with applicable requirements.

We are subject to numerous local, state, federal and foreign laws and regulations regarding privacy and data protection. Regulators throughout the United States and around the world have adopted or proposed and continue to adopt and propose limitations on, or requirements regarding, the collection, disclosure, distribution, use, security and storage of personal information, payment card information or other confidential information of individuals and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. In the event of a security breach, these laws may subject us to incident response, notice and remediation costs. Failure to safeguard data adequately or to destroy data securely could subject us to regulatory investigations or enforcement actions under applicable data protection, data security, unfair practices or consumer protection laws. U.S. federal and state and foreign laws and regulations are constantly evolving. The scope and interpretation of these laws could change and the associated burdens and our compliance costs could increase in the future. For more information regarding the risks related to our privacy, data security and data protection practices, see “Risk Factors—Risks Related to Our Legal and Regulatory Environment—We are subject to rapidly changing and increasingly stringent laws and industry standards relating to privacy, data security, and data protection. The restrictions and costs imposed by these laws, or our actual or perceived failure to comply with them, could subject us to liabilities that adversely affect our business, operations, and financial performance.”

Seasonality

A larger share of our annual revenues traditionally occurs in the fourth quarter because it includes the November and December holiday sales period.

Corporate and Available Information

Our internet website address is www.brilliantearth.com. In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K, information about us can be found on our website. The information on our website is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the Securities and Exchange Commission (the “SEC”), except where we expressly incorporate such information.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.brilliantearth.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC's website is www.sec.gov.

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

Risks Related to Our Business and Industry

Fluctuations in the pricing and supply of diamonds, other gemstones, and precious metals, particularly responsibly sourced natural and lab-grown diamonds and recycled precious metals such as gold, which account for the majority of our merchandise costs, increases in labor costs for manufacturing such as wage rate increases, as well as inflation, and energy prices could adversely impact our sales, earnings and cash availability.

The jewelry industry generally is affected by fluctuations in the price and supply of responsibly sourced natural diamonds, lab-grown diamonds, gold, and other precious and semi-precious metals and gemstones.

The mining, production, and inventory policies followed by major producers of rough diamonds can have a significant impact on natural diamond prices and demand, as can the inventory and buying patterns of jewelry retailers and other parties in the supply chain. The availability of diamonds is significantly influenced by the political situation in diamond producing countries and by the Kimberley Process, an inter-governmental agreement for the international trading of rough diamonds. Until acceptable alternative sources of diamonds can be developed, any sustained interruption in the supply of diamonds from significant producing countries, or to the trading in rough and polished diamonds, which could occur as a result of disruption to the Kimberley Process, could adversely affect our business, as well as the retail jewelry market as a whole. In addition, the current Kimberley Process decision-making procedure is dependent on reaching a consensus among member governments, which can result in the protracted resolution of issues, and there is little expectation of significant reform. The impact of this review process on the supply of diamonds, and consumers’ perception of the diamond supply chain, is unknown. The possibility of constraints in the supply of diamonds we require to meet our Beyond Conflict FreeTM Diamonds requirements or our recycled or lab-grown diamonds requirements may result in changes in our supply chain practices. Additionally, in response to Russian military forces launching a major assault against Ukraine, on March 11, 2022, the U.S. announced sanctions on multiple products of Russian origin, including diamonds. In December 2023, the European

Union and the Group of Seven nations announced additional sanctions and import restrictions on diamonds that are mined, processed or produced in Russia. Although we ceased selling Russian-sourced diamonds in February 2022, because approximately 30% of the world’s rough diamonds are of Russian origin, these sanctions and import restrictions limiting or prohibiting the importation of Russian diamonds could negatively affect the worldwide supply of diamonds which could, in turn, affect our supply chain practices.

Similarly, we use primarily recycled precious metals in our gold and silver fine jewelry. There is a limited supply of recycled platinum, so we work with our suppliers to source recycled platinum when available and from refiners that are known to use recycled materials in their platinum products. In addition, we may from time to time choose to hold more inventory, purchase raw materials at an earlier stage in the supply chain, or enter into commercial agreements of a nature that we currently do not use. Such actions could require the investment of cash and/or additional management skills and may not resolve supply issues or result in the expected returns and other projected benefits anticipated by management.

An inability to increase retail prices to reflect higher diamond, gemstone, or precious metal costs would result in lower profitability. There could also be a lag time before particularly sharp increases or other volatility in diamond, gemstones, and precious metal costs can be reflected in retail prices. Even if price changes are implemented, there is no certainty that these changes will be sustainable or sufficient. Additionally, a substantial increase in the supply of natural or lab-grown diamonds could result in a change in consumer perception of the value of diamonds as well as a decrease in the price of diamonds, which could result in lower retail prices for natural or lab grown diamonds. These factors may cause decreases in sales, gross margins and earnings. In addition, any sustained increases in the cost of diamonds, other gemstones, and precious metals could increase costs, disrupt sales, or require higher inventory levels or changes in the merchandise available to customers.

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

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions and political conditions, fears of war, political and geopolitical instability, inclement weather, natural disasters, terrorism, outbreak of diseases or widespread illness, and consumer perceptions of personal well-being and security. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. Prolonged or pervasive economic downturns could also slow the pace of new showroom openings or cause current locations to close.

If we fail to cost-effectively turn existing customers into repeat customers or to acquire new customers, our business, financial condition, and results of operations would be harmed.

The growth of our business is dependent upon our ability to continue to grow by cost-effectively turning existing customers into repeat customers and acquiring new customers. Although we believe that many of our customers originate from word-of-mouth and other non-paid referrals, we have expended and expect to continue to expend resources and run marketing campaigns to acquire and retain additional customers, all of which could impact our overall profitability. If we are not able to continue to expand our customer base or fail to retain customers, our net sales may grow more slowly than expected or decline.

Gaining market acceptance of the e-commerce and omnichannel approach to shopping for fine jewelry is critical to our continued customer retention and growth. Historically, consumers have been slower to adopt online shopping for fine jewelry than e-commerce offerings in other industries like consumer electronics and apparel. Transitioning the consumer in-store experience to an online platform for fine jewelry is difficult because jewelry tends to be considered a high-value purchase that consumers like to physically see and touch before making a purchase. Moreover, even if more consumers begin to shop for fine jewelry online, if we are unable to address their changing needs and anticipate or respond to market trends and new technologies in a timely and cost-efficient manner, we could experience increased customer churn and other negative impacts on our business and results of operations.

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

We have grown rapidly over the last several years, and our recent growth rates and financial performance should not necessarily be considered indicative of our future performance. We were founded in 2005 and since then, we have grown to 37 showrooms across the U.S. as of December 31, 2023. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, continue to evolve our omnichannel experience across both our website and showroom locations, focus on innovative product, and upgrade our management information systems and other processes. Our continued growth has in the past, and could in the future, strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a geographically distributed and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

Moreover, the vertically integrated nature of our business, where we create our designs, source natural and lab-grown diamonds and other gemstones, customize our IT systems, and sell our products through our own showrooms and custom e-commerce site, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed.

Our growth strategy contemplates potential increases in our advertising and other marketing spending, expanding our product offerings, and expanding our showroom presence. Many of our existing showrooms are relatively new, and we cannot be certain of the net sales, earnings and cash flows that will be generated by these showrooms or future showrooms, especially as we move to new geographic markets. There may also be delays in the development of our planned new showrooms. Moreover, certain occurrences outside of our control such as, for example, the COVID-19 pandemic, have in the past and may again result in the closure of our showrooms or delay the development of new showrooms. Further, many of our showrooms are leased pursuant to multi-year short-term leases, and our ability to negotiate favorable terms on an expiring lease or for a lease renewal option may depend on factors that are not within our control. In addition, our ability to expand our showroom presence depends on our ability to find suitable showroom locations and negotiate acceptable lease terms. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated, and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth. Failure to manage our future growth effectively could have an adverse effect on our business, financial condition, and operating results.

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
•comply with laws and regulations applicable to our business;
•successfully expand in existing markets and enter new markets, including new geographies and categories;

•successfully launch new offerings and enhance our products and services and their features, including in response to new trends or competitive dynamics or the needs or preferences of customers or potential customers;
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

Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. We also expect to continue to expend substantial financial and other resources to ready our business for growth, and we may fail to allocate our resources in a manner that results in increased net sales growth in our business. Additionally, we may encounter unforeseen operating expenses, challenges, complications, delays, and other unknown factors that may result in losses in future periods. Our limited operating experience at this scale, combined with the rapidly evolving nature of the market in which we sell our products and services, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, impacts our ability to accurately forecast quarterly or annual revenue and profitability. Failure to manage our future growth effectively could have an adverse effect on our business, financial condition, and operating results. If our net sales growth does not meet our expectations in future periods, our business, financial condition, and results of operations may be harmed, and we may not sustain or increase profitability in the future.

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
•negotiation of acceptable lease terms;
•strategically picking new markets to expand into;
•placement of showrooms in easily accessible locations with high visibility;
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

Should we not succeed in effectively expanding our showroom footprint, there may be adverse impacts to our growth strategy and to our ability to generate additional sales, profits and cash flows, which in turn could materially and adversely affect our business and results of operations.

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

We may not be able to successfully compete with existing or future competitors. Our inability to respond effectively to competitive pressures, improved performance by our competitors, and changes in the retail markets could result in lost market share and have material adverse effects on our business, financial condition, and results of operations.

If we fail to maintain and enhance our brand, our ability to engage or expand our base of customers may be impaired and our business, financial condition, and results of operations may suffer.

Maintaining and enhancing our reputation as an authentic, socially conscious, inclusive, and innovative company is critical to attracting and expanding our relationships with customers. The successful promotion of our brand and the market’s awareness of our products and services will depend on a number of factors, including our marketing efforts, ability to continue to develop our products and services, and ability to successfully differentiate our offerings and customer experiences from those of our competitors. We have invested and expect to continue to invest substantial resources to promote and maintain our brand, but there is no guarantee that our brand development strategies will enhance the recognition of our brand or lead to increased sales. The strength of our brand depends largely on our ability to provide quality products, services, and customer experiences. Brand promotion activities may not yield increased net sales, and even if they do, the increased net sales may not offset the expenses we incur in promoting and maintaining our brand and reputation. In order to protect our brand, we also expend substantial resources to register and defend our trademarks, and to prevent others from using the same or substantially similar marks. Despite these efforts, we may not always be successful in protecting our trademarks, and we may suffer dilution, loss of reputation, or other harm to our brand. If our efforts to cost-effectively promote and maintain our brand are not successful, our results of operations and our ability to attract and engage customers, partners, and employees may be adversely affected.

Unfavorable publicity about our brand or products, including perceived quality and safety, customer service, or privacy practices, whether true or untrue, could also harm our reputation and diminish confidence in, and the popularity of, our products and services. In addition, negative publicity related to key brands with which we have partnered or with our third-party suppliers, including any reputational issues arising from their failure to comply with applicable law, including environmental law, may damage our reputation, even if the publicity is not directly related to us. Our brand or reputation could also be adversely impacted if industry organizations were to find we did not or no longer meet their standards or membership criteria. If we fail to maintain, protect, and enhance our brand successfully or to maintain loyalty among customers, or if we incur substantial expenses in unsuccessful attempts to maintain, protect, and enhance our brand, we may fail to attract or increase the engagement of customers, and our business, financial condition, and results of operations may suffer.

Our marketing efforts may not be effective, and failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our e-commerce and omnichannel approach to shopping for fine jewelry.

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

Many customers locate our platform through internet search engines, such as Google, and advertisements on social networking sites such as Meta (formerly, Facebook), Instagram and TikTok and online streaming services. If we are listed less prominently or fail to appear in search results or advertisements for any reason, visits to our website could decline significantly, and we may not be able to replace this traffic. Search engines revise their algorithms from time to time in an attempt to optimize their search results. If the search engines or advertising partners on which we rely for algorithmic listings modify their algorithms, we may appear less prominently or not at all in search results or advertisements, which could result in reduced traffic to our website that we may not be able to replace. Additionally, if the costs of search engine marketing services, such as Google AdWords, or the costs of other advertisements increase, we may incur additional marketing expenses, we may be required to allocate a larger portion of our marketing spend to this channel or we may be forced to attempt to replace it with another channel (which may not be available at reasonable prices, if at all), and our business, financial condition, and results of operations could be adversely affected. Furthermore, advertising, social media platforms, search engines, and video streaming services may change their advertising policies from time to time. If any change to these policies delays or prevents us from advertising through these channels, it could result in reduced traffic to our website and sales. If we cannot cost effectively use these marketing tools, if we fail to promote our products and services efficiently and effectively, or if our marketing campaigns attract negative media attention, our business, financial condition, and results of operations may be adversely affected.

Additionally, changes in regulations could limit the ability of search engines, social media platforms and other advertising partners, including, but not limited to, Google and Facebook, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data (DASHBOARD) Act would mandate annual disclosure to the SEC of the type and “aggregate value” of user data used by harvesting companies, such as, but not limited to, Facebook, Google, and Amazon, including how net sales is generated by user data and what measures are taken to protect the data. In addition, laws, regulations, and rules around the use of cookies and tracking technologies may limit our ability to effectively reach audiences for marketing. If the costs of advertising on search engines, social media platforms or other advertising platforms increase, or if legal requirements limit how effectively we can market, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected. In addition, governmental entities may enact restrictions on the use or reach of certain platforms that are material to our marketing efforts, which may limit our ability to utilize these channels and may adversely affect our business and operating results.

Our ability to grow our marketing efforts depends to a significant extent on our ability to expand our sales and marketing organization. We plan to continue expanding our sales force, and may further expand internationally in the future. We also plan to dedicate significant resources to sales and marketing programs. All of these efforts will require us to invest significant financial and other resources, including in channels and locations in which we have limited experience to date. We may not achieve anticipated net sales growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, or if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time. In addition, our efforts to acquire customers through direct marketing may subject us to increased regulatory scrutiny by state regulators pursuant to unfair methods of competition or unfair or deceptive acts or practices laws, which may impact our ability to achieve anticipated net sales growth from increased direct marketing.

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

We derive a significant portion of our revenue from sales of our Design Your Own rings. A decline in sales of our Design Your Own rings would negatively affect our business, financial condition, and results of operations.

We derive a significant portion of our revenue from the sale of our Design Your Own rings. Our fine jewelry is sold in highly competitive markets with limited barriers to entry. Introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending, or other factors could result in a material decline in our revenue. Because we derive a significant amount of our revenue from the sale of our Design Your Own rings, any material decline in sales of our Design Your Own rings would have a material adverse impact on our business, financial condition, and operating results.

Because we have a short history of operating at our current scale, we may be unable to sustain sales and profitability.

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

Our ability to generate sales and profit depends on our ability to grow our number of customers and drive operational efficiencies in our business to generate better margins. We expect to incur increased operating costs in the near term in order to:

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

We may discover that these initiatives are more expensive than we currently anticipate, and we may not succeed in increasing our net sales sufficiently to offset these expenses or realize the benefits we anticipate. We also face greater compliance costs associated with the increased scope of our business and being a public company. Any failure to adequately increase net sales or manage operating costs could prevent us from sustaining or increasing profitability. As we expand our offerings and our showroom presence, we may be less profitable than we are now. Additionally, we may not realize the operating efficiencies we expect to achieve through our efforts to scale the business, reduce friction in the shopping experience, and optimize costs such as payments to raw material suppliers, payment processing, and customer support. As such, we may not be able to sustain or increase profitability in the near term or at all and the value of our business and the trading price of our Class A common stock may be negatively impacted.

We rely heavily on our information technology systems, as well as those of our third-party vendors and service providers, for our business to effectively operate and to safeguard confidential information and any significant failure, inadequacy or interruption of these systems, security breaches or loss of data could materially adversely affect our business, financial condition and operations.

We rely heavily on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”) for many critical functions across our operations, including managing our supply chain and inventory, processing customer transactions, our financial accounting and reporting, compensating our employees, and operating our websites. Our ability to effectively manage our business and coordinate the sourcing, distribution, and sale of our products depends significantly on the reliability and capacity of these IT Systems. We also collect, process, and store sensitive and confidential information, including our proprietary business information, trade secrets, and personal information and that of our customers, employees, suppliers, and business partners (collectively, “Confidential Information”). The secure and reliable processing, maintenance, and transmission of this Confidential Information is critical to our operations.

We also rely on third-party providers for a number of our IT Systems, including website services. Although alternative providers could support our business on a substantially similar basis to our current third-party providers, transitioning our current infrastructure to alternative providers could potentially be disruptive, and we could incur significant one-time costs. If we are unable to renew our agreements with our third-party vendors on commercially acceptable terms, our agreements are prematurely terminated, or we add additional website or other third-party vendors, we may experience costs or downtime in connection with the transfer to, or the addition of, new third-party vendors. If our third-party vendors increase the costs of their services, our business, financial condition, or results of operations could be materially and adversely affected.

Our IT Systems may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, physical or electronic break-ins, acts of war or terrorist attacks, fire, flood and natural disasters, and our existing safety systems, data backup, access protection, user management, and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we may have to upgrade our existing IT Systems or choose to incorporate new technology systems from time to time for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations and could result in significant expense. Further, any material disruption or slowdown of our IT Systems or those of our third-party service providers and business partners, could have a material adverse effect on our business, financial condition, and operations.

In addition, our IT Systems and those of our third-party service providers and business partners may be vulnerable to data breaches, cyberattacks, phishing, social engineering, ransomware, and other security incidents compromising the confidentiality, integrity, and availability of our IT Systems and Confidential Information, acts of vandalism, computer viruses and malware, malicious code embedded in open-source software, or misconfigurations, "bugs" or other vulnerabilities in commercial software that is integrated into our (or our suppliers' or service providers') IT systems, products or services, errors or malfeasance of personnel, security vulnerabilities in the software or systems on which we rely, or other similar events. If unauthorized parties gain access to our networks or databases, or those of our third-party service providers or business partners, they may be able to steal, publish, delete, use inappropriately, or modify information we process, including credit card information and personal identification information. While we employ security measures to prevent, detect, and mitigate potential for harm from the misuse of user credentials on our network, these measures may not be effective in every instance. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude, and the techniques and tools used to circumvent security (including artificial intelligence) can be highly sophisticated, change frequently, are often not recognized until launched against a target, can originate from a wide variety of sources (including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies), and may originate from less regulated and remote areas around the world. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents or to proactively address all possible techniques or implement adequate preventive measures for all situations. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

We and certain of our third-party providers experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition.

Moreover, while we maintain cybersecurity insurance that may help provide coverage for these types of incidents, we cannot be certain that our insurance will be adequate to cover costs and liabilities related to these incidents. Any such breach, attack, virus, or other event could result in costly investigations, litigation, and remediation expenses exceeding applicable insurance coverage, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our business, financial condition, and results of operations.

If the IT Systems of our third-party service providers become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

The regulatory environment surrounding information security, cybersecurity and the protection of data is increasingly demanding, with the frequent imposition of new and changing requirements across our business. For example, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our retail operations. Our business partners may have contractual rights of indemnification against us or seek to terminate our contracts with them in the event that their customer or proprietary business information is released as a result of a breach of our information technology. Security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental investigation. Due to concerns about data security and integrity, a growing number of national and international legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is misused or accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the United States, we are subject to laws in all states and numerous territories that require notification. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.

Additionally, under certain regulatory schemes, such as the California Consumer Privacy Act, as subsequently amended by the California Privacy Rights Act (collectively, the “CCPA”), we may be liable for statutory damages on a per breached record basis, irrespective of any actual damages or harm to the individual or significant administrative fines. This means that in the event of a security breach we could face government scrutiny, regulatory fines, remediation costs, or consumer class actions alleging statutory damages amounting to hundreds of millions, and possibly billions of U.S. dollars. We may also be subject to civil claims under foreign laws such as the European Union and U.K. data protection laws, including representative actions and other class action type litigation. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition. Any of these events could have a significant effect on our business and financial condition. As information security, cybersecurity and data protection laws and regulations change, we may incur additional compliance costs.

Environmental, social, and governance matters may adversely impact our business and reputation.

Investors, employees, customers, governmental and regulatory bodies and other stakeholders are increasingly judging companies’ performance on a variety of environmental, social, and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance.

A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of ESG measures to their investment decisions with some relying on proprietary or third-party ESG ratings to measure the performance of companies on ESG topics. Topics taken into account in such assessments include, among others, the company’s efforts and impacts, including impacts associated with our suppliers or other partners, on climate change and human rights, ethics and compliance with law, diversity, and the role of the Board in supervising various ESG issues.

In light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role or our own ESG goals and values, including in respect of our diamond sourcing standards. This could lead to risk of litigation or reputational damage relating to our ESG policies or performance. As we continue to focus on developing ESG practices, and as investor and other stakeholder expectations, voluntary and regulatory ESG disclosure standards and policies continue to evolve, we have made disclosures in these areas. Such disclosures may reflect aspirational goals, targets, and other expectations and assumptions, which are necessarily uncertain and may not be realized. Failure to realize (or timely achieve progress on) such aspirational goals and targets could adversely affect our third-party ESG ratings, our reputation or otherwise adversely affect our business and operating results.

In addition, various regulatory authorities have imposed, and may continue to impose, mandatory substantive and/or disclosure requirements with respect to ESG matters. For example, we may be subject to the requirements of the European Union Corporate Sustainability Reporting Directive and its implementing laws and regulations and other European Union directives or European Union and European Union member state regulations, various disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of offsets, and emissions reduction claims) from the State of California as well as the SEC’s climate disclosure rules, among other regulations or requirements. These requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance. Separately, various regulators have adopted, or are considering adopting, regulations on environmental marketing claims, including but not limited to the use of “sustainable”, “eco-friendly”, “organic”, “recyclable” or similar language in product marketing. Any of the foregoing may require us to make additional investments in facilities and equipment, require us to incur additional costs for the collection of data and/or preparation of disclosures and associated internal controls, may impact the availability and cost of key raw materials used in the production of our products or the demand for our products, and, in turn, may adversely impact our business, operating results, and financial condition. Additionally, many of our suppliers and business partners may be subject to similar requirements, which may augment or create additional risks, including risks that may not be known to us.

Further, our emphasis on ESG issues may not maximize short-term financial results and may yield financial results that conflict with the market’s expectations. We have and may in the future make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our ESG goals, which we believe will improve our financial results over the long-term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, financial condition, and operating results could be harmed. Finally, it is also possible that opinions regarding companies like ours that emphasize ESG might shift in a way that reduces the perceived value of such companies to investors, employees, customers, and other stakeholders, changing their perception of the value of our Company.

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

As an e-commerce and omnichannel retailer, we encounter risks and difficulties frequently experienced by internet-based businesses. The successful operation of our business as well as our ability to provide a positive shopping experience that will generate orders and drive subsequent visits depends on efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our e-commerce and omnichannel business include:

•uncertainties associated with our technology platforms and websites, including changes in required technology interfaces, website downtime, and other technical failures, costs, and technical issues as we upgrade our website software, inadequate system capacity, computer viruses, human error, security breaches, legal claims related to our website operations, and e-commerce fulfillment;
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

In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces, virtual and augmented reality, and other e-commerce marketing tools such as paid search and mobile applications (“apps”), and social media platforms, among others, which may increase our costs and may not increase sales or attract customers. Our competitors, some of whom have greater resources than we do, may also be able to benefit from changes in e-commerce technologies, which could harm our competitive position. If we are unable to allow real-time and accurate visibility to product availability when customers are ready to purchase, quickly and efficiently fulfill our customers’ orders using the fulfillment and payment methods they demand, provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, or effectively manage our online sales, our ability to compete and our results of operations could be adversely affected.

If we are unable to effectively anticipate and respond to changes in consumer preferences and shopping patterns, or are unable to introduce new products or programs that appeal to new or existing customers, our sales and profitability could be adversely affected.

Our continued success depends on our ability to anticipate and respond in a timely and cost-effective manner to changes in consumer preferences for jewelry, natural and lab-grown diamonds and gemstones in particular, and other luxury goods, as well as attitudes towards the global jewelry industry as a whole, and the manner and locations in which consumers purchase such goods. Our business is subject to rapidly changing consumer preferences and future sales may suffer if the consumer preferences shift away from our product offerings or styles. Changes in fashion could also affect the popularity and, therefore, the value of engagement rings and fine jewelry designs and products as well as diamonds and gemstones. Any event or circumstance resulting in reduced market acceptance of one or more of our designs or offerings could reduce our sales. Unanticipated shifts in consumer preferences may also result in excess inventory. We recognize that consumer tastes cannot be predicted with certainty and are subject to change, which is compounded by the expanding use of digital and social media by consumers and the speed by which information and opinions are shared. Our product development strategy is to introduce new design collections, primarily jewelry, and/or expand certain existing collections regularly. If we are unable to anticipate and respond in a timely and cost-effective manner to changes in consumer preferences and shopping patterns, including the development of an engaging omnichannel experience for our customers, our sales and profitability could be adversely affected.

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

We have experienced and may continue to experience theft, loss, or damage to our products during the course of shipment to our customers by third-party shipping carriers or from our inventory. Additionally, as of December 31, 2023, we had 37 showrooms across the U.S. While these showrooms differ from traditional retailers in that they do not stock significant amounts of inventory to sell to consumers, they do have some products on display, and we allow customers to pick-up and return products purchased online to the store. We have taken steps to prevent loss of, damage to and theft of our products. However, if operational or security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, loss or damage which would substantially harm our business and results of operations.

Russia’s invasion of Ukraine, and the military, political, and economic impacts of the conflict there, could have a material adverse effect on our operations and financial condition.

In February 2022, Russian military forces launched a major assault against Ukraine, and sustained conflict, instability, and disruption in the region is continuing. In response to the Russian military action, the U.S., Canada, the United Kingdom, the European Union, and others imposed sanctions against government officials, companies, individuals, regions, and industries in Russia, Ukraine, and Belarus. On March 11, 2022, the U.S. announced sanctions on multiple products of Russian origin, including diamonds. In December 2023, the European Union and the Group of Seven nations announced additional sanctions and import restrictions on diamonds that are mined, processed or produced in Russia. Because approximately 30% of the world’s rough diamonds are of Russian origin, these sanctions and import restrictions limiting or prohibiting the importation of Russian diamonds could negatively affect the worldwide supply of diamonds. A reduction in the supply of diamonds could result in increased prices for diamonds, which, in turn, could have a material adverse effect on our operations in the form of increased costs for us and potentially lower margins. It remains unclear what impact the conflict and sanctions have on consumer demand for diamond jewelry. We have no way to predict the outcome of the situation in Ukraine, as the conflict and governmental responses are evolving and are beyond our control. Further escalation of the military conflict, more extensive sanctions, and instability impacting the region each could have a material adverse effect on our results of operations and financial condition.

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

Some of our customers finance their purchase of our products through third-party financing providers. If we are unable to maintain our relationships with our third-party financing providers, there is no guarantee that we will be able to find replacement partners who will provide our customers with financing on similar terms, and our ability to sell our products may be adversely affected. Further, reductions in consumer lending and the availability of consumer credit could limit the number of customers with the financial means to purchase our products. Higher interest rates or other factors could increase our costs or the monthly payments for consumer products financed through other sources of consumer financing. We also offer layaway payments for both U.S. and international customers. After an initial deposit, our layaway plan allows customers to make monthly payments on any purchase. There is a risk that if credit is extended to consumers during times when economic conditions are strong, and then economic conditions subsequently deteriorate, consumers may not meet their then-current payment obligations. In the future, we cannot be assured that third-party financing providers will continue to provide consumers with access to credit or that available credit limits will not be reduced. Such restrictions or reductions in the availability of consumer credit, or the loss of our relationship with our current financing partners, could have an adverse effect on our business, financial conditions, and operating results.

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

In addition, our future success will depend, in part, upon our continued ability to identify and hire skilled personnel with the skills and technical knowledge that we require, including engineering, software design and programming, jewelry design, marketing, sales, and other key management personnel. Such efforts will require significant time, expense, and attention as there is intense competition for such individuals, particularly in the Denver and San Francisco areas, and new hires require significant training and time before they achieve full productivity, particularly for new products and territories. In addition to hiring new employees, we must continue to focus on developing, motivating, and retaining our best employees, all of whom are at-will employees. If we fail to identify, recruit, and integrate strategic personnel hires, our business, financial condition, and results of operations could be adversely affected. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached various legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business and future growth prospects will be harmed.

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

We fund our operations primarily through revenue generated from our products and services, borrowings under our Silicon Valley Bank (“SVB”) Credit Agreement (as defined herein), and equity financings. We cannot be certain that our operations will continue to generate sufficient cash to fully fund our ongoing operations and the growth of our business. We intend to continue to make investments to support the development of our products and services and will require additional funds for such development. We may need additional funding for marketing expenses and to develop and expand sales resources, develop new features or enhance our products and services, improve our operating infrastructure, support our operations, or acquire complementary businesses and technologies. Accordingly, we might need or may want to engage in future equity or debt financings to secure additional funds.

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

As of December 31, 2023, we had outstanding $60.1 million aggregate principal amount of borrowings under our SVB Term Loan (as defined herein). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis or failure to comply with certain restrictions in our debt instruments would result in a default under our debt instruments. In the event of a default under any of our current or future debt instruments, the lenders could elect to declare all amounts outstanding under such debt instruments to be due and payable.

In addition, our indebtedness under our SVB Term Loan bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our cash flows or business, financial condition, and results of operations.

Our SVB Credit Agreement contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our business, financial condition, and results of operations.

The terms of our SVB Credit Agreement include a number of covenants that limit our ability to (subject to negotiated exceptions), among other things, incur additional indebtedness, incur liens on any of our property, enter into agreements related to mergers and acquisitions, dispose of property, or pay dividends and make distributions. In addition, we are required to comply with a minimum fixed charge coverage ratio and maximum leverage ratios, tested on a quarterly basis. The terms of our SVB Credit Agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

A failure by us to comply with the covenants specified in the SVB Credit Agreement could result in an event of default under the agreement, which would give the lenders the right to stop advancing money or extending credit and to declare all obligations to pay the loans when due, together with principal interest, fees, and expenses, to be immediately due and payable. If the debt under the SVB Credit Agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, and the lenders may foreclose on collateral, which could adversely affect our business, financial condition and results of operations.

The effects of climate change and related regulatory, customer, and investor responses may adversely impact our business.

The intensifying effects of climate change present physical, liability, and transition risks with both macro and micro implications for companies and financial markets. There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere are causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and an increased frequency, intensity and duration of extreme weather events (such as floods, droughts, wildfires and severe storms) could, among other things, disrupt the operation of our supply chain, disrupt retail operations and foot traffic at our showrooms, damage or destroy our showrooms, cause shipping delays, and increase our product costs. Such events have the potential to disrupt our operations, cause showroom closures, disrupt the business of our suppliers and impact our customers, all of which may cause us to suffer losses and additional costs to maintain or resume operations. As a result, the effects of climate change could have an adverse impact on our business and results of operations. The Company’s failure to identify climate and other environmental risks, to mitigate these risks, or to meet consumer expectations regarding sustainability may adversely affect our ability to attract and retain top talent, negatively impact our reputation and consumer loyalty, disrupt our supply chain, and result in lost sales. In addition, implementing changes to mitigate these risks may result in substantial short and long-term additional operational expenses, which may materially affect our profitability.

In many countries, governmental bodies are increasingly enacting legislation and regulations in response to the potential impacts of climate change. These laws and regulations, which may be mandatory, have the potential to impact our operations indirectly as a result of required compliance by our suppliers. For example, governmental authorities in various countries have proposed, and are likely to continue to propose, legislation and regulation to reduce or mitigate the impacts of climate change, or to require substantial disclosures regarding the same. Various countries and regions are following different approaches to the regulation of climate change, as well as climate-related disclosures, which could increase the complexity of, and potential cost related to complying with, such regulations. For more detail, see our risk factor titled “Environmental, social, and governance matters may adversely impact our business and reputation.” As we may take steps to voluntarily mitigate our impact on climate change and other ESG issues, we may experience increases in energy and transportation costs, operating expenses, capital expenditures or insurance premiums and deductibles. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate or conduct business.

Our business could be adversely affected by extreme weather conditions and natural disasters.

Extreme weather conditions in the areas in which our showrooms are located may negatively impact sales and could negatively affect our business and results of operations in the future. For example, frequent or unusually heavy snowfall, ice storms, or other extreme weather conditions, whether as a result of climate change or otherwise, over a prolonged period could make it difficult for our salesforce or customers to travel to our showrooms and thereby reduce our sales and profitability, particularly if such events occur during the holiday season. In addition, natural disasters such as hurricanes, tornadoes, earthquakes, or wildfires, or a combination of these or other factors, could damage or destroy our facilities or make it difficult for the salesforce or customers to travel our showrooms, thereby negatively affecting our business and results of operations. At times throughout the past several years, volatile conditions have impacted the financial markets. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. These actions have a significant effect on macroeconomic conditions, give rise to regional instability, and may impact our ability to manufacture and ship our merchandise for sale to customers. Given that the Company’s control over such issues is limited, we may not have the ability to mitigate the impacts of such occurrences on our business and operations.

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

Our success depends to a significant degree on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including our brand, proprietary designs, technology, and know-how. We rely on a variety of mechanisms to protect our intellectual property rights, including trademark and copyright laws, design patent laws, trade secret protection, domain name registration, confidentiality agreements, and other contractual arrangements with our employees, affiliates, clients, strategic partners, and others. However, the protective steps we have taken and plan to take may be inadequate to deter infringement, misappropriation or other violations of our intellectual property, proprietary designs, technology, know-how, and our brand. We may not learn of, or may be unable to detect, the unauthorized use of our intellectual property rights. Even if we are able to detect unauthorized uses, we nevertheless may be unable to effectively enforce our intellectual property rights. Effective intellectual property protection may not be available to us or available in every jurisdiction in which we offer or may offer our products and services. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary designs, technology, and other intellectual property, and adversely affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial resources and divert attention of management, which could adversely affect our business, financial condition, and results of operations.

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

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including suppliers and other partners. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how, and trade secrets or may have developed intellectual property on our behalf. Moreover, no assurance can be given that these agreements will be effective in controlling access to our proprietary information or the distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. Invention assignment agreements may not be self-executing, further any of these agreements may be breached, and we may not have adequate remedies for breaches of the confidentiality, invention assignment, or other agreements. Additionally, we may be subject to claims that our employees misappropriated relevant rights from their previous employers. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings and capabilities.

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

We are subject to rapidly changing and increasingly stringent laws, regulations, and industry standards relating to privacy, data security, and data protection. The restrictions and costs imposed by these laws, or our actual or perceived failure to comply with them, could subject us to liabilities that adversely affect our business, operations, and financial performance.

We collect, process, store, and use a wide variety of data from current and prospective customers, including personal information, such as home addresses and geolocation. These activities are regulated by a variety of federal, state, local, and foreign privacy, data security, and data protection laws and regulations, which have become increasingly stringent in recent years. Further, these laws are not consistent, and compliance with them in the event of a widespread data breach is complex and costly.

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

In addition, certain states have adopted new or modified privacy and security laws and regulations that may apply to our business. The CCPA imposes obligations on businesses that process personal information of California residents. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with CCPA are now in effect and enforceable in Virginia, Colorado, Connecticut, and Utah and will soon be enforceable in several other states as well. These comprehensive state privacy laws may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information for advertising and other purposes, our financial condition, and the results of our operations or prospects. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would increase the challenge of compliance.

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

We operate in the European Union which has adopted strict data privacy and security regulations in its General Data Protection Regulations (the "E.U. GDPR") and the U.K. which has adopted the U.K. General Data Protection Regulation and Data Protection Act 2018 (the “U.K. GDPR” and together with the EU GDPR, the “GDPR”). The GDPR imposes strict requirements on controllers and processors of personal data. The GDPR also provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection.

In addition, the E.U. GDPR and U.K. GDPR each regulate cross-border transfers of personal data out of the EEA and the U.K. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. We generally rely on the EU standard contractual clauses and the U.K. Addendum to the EU standard contractual clauses and the U.K. International Data Transfer Agreement as relevant in our contracts involving transfers of personal information outside the EEA and the U.K., including to the United States. As the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers, we could incur additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.

In addition, the GDPR and other EU and U.K. data protection and electronic privacy laws restrict the ability of companies to market electronically, including through the use of cookies, tracking technologies, e-marketing, and similar technologies on which we rely for our marketing. In addition, recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases continues, and further requirements advocated by privacy advocates is enforced (e.g. restricting visual differences in opt-in and opt-out options offered in cookie-consent banners, requiring individual cookie opt outs, and requiring reject all buttons), this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In light of the complex and evolving nature of EU, EU Member State and U.K. privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/ change our use of such technologies, as well as civil claims including class actions, and reputational damage.

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

Regulatory and legislative developments on the use of artificial intelligence and machine learning could adversely affect our use of such technologies in our business.

The regulatory framework around the development and use of machine learning, artificial intelligence and automated decision making is evolving. Many federal, state and foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations related to the development and integration of artificial intelligence (“AI”), machine learning, and additional emerging data technologies while mitigating or controlling for bias and discrimination in the context of AI and machine learning. For example, in the United States, an executive order was issued in October 2023 on the Safe, Secure and Trustworthy Development and Use of AI, emphasizing the need for transparency, accountability and fairness in the development and use of AI. The order seeks to balance innovation with addressing risks associated with AI by providing eight guiding principles and priorities, such as ensuring that consumers are protected from fraud, discrimination and privacy risks related to AI. Legislation has also been promulgated on the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision making. In addition, in Europe the European Commission proposed a regulation seeking to establish a comprehensive, risk-based governance framework for AI in the EU market, the EU AI Act, which was politically agreed to in December 2023. The EU AI Act is expected to enter into force in 2024, and the majority of the substantive requirements will apply two years later. It is intended to apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy and introduces significant fines for noncompliance. There are also specific rules on the use of automated decision making under the GDPR that provide the data subject the right not to be subject to a decision based solely on automated processing, including profiling, which produces legal effects concerning him or her or similarly significantly affects him or her. Additionally, the existence of automated decision making must be disclosed to the data subject with a meaningful explanation of the logic used in such decision making in certain circumstances and safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision. If passed, we may incur additional expenses and costs associated with complying with such laws, as well as face heightened potential liability if we are unable to comply with these laws.

In addition, on September 28, 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for artificial intelligence in the EU, in order to facilitate civil claims in respect of harm caused by artificial intelligence and to include artificial intelligence-enabled products within the scope of the EU’s existing strict liability regime. Once fully applicable, the EU AI Act will have a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/ or decisions in this area, may affect our use of artificial intelligence and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

We cannot be certain that all of our employees and agents will not take actions in violation of any of the above laws, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

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

We purchase substantially all of the resources for our products including diamonds, gemstones, precious metals, parts, packaging, and raw materials from domestic and international suppliers. Two suppliers of jewelry accounted for 21% of inventory purchases during the year ended December 31, 2023. For our business to be successful, our suppliers must be willing and able to provide us with resources in substantial quantities, in compliance with regulatory requirements, and further in compliance with our ethical, quality and sourcing, and environmentally responsible standards, at acceptable costs and on a timely basis. Our ability to obtain a sufficient selection or volume of resources on a timely basis at competitive prices could suffer as a result of any deterioration or change in our supplier relationships or events that adversely affect our suppliers.

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

Material changes in the pricing practices of our suppliers could negatively impact our profitability. Our suppliers may also increase their pricing if their raw materials become more expensive. The resources used to manufacture our products are subject to availability constraints and price volatility. Our suppliers may pass the increase in sourcing costs to us through price increases, thereby impacting our margins. Moreover, many suppliers and manufacturers of diamonds, as well as retailers of diamonds and diamond jewelry, are vertically integrated, and we expect they will continue to vertically integrate their operations either by developing retail channels for the products they manufacture or acquiring sources of supply, including, without limitation, diamond mining operations. To the extent such vertical integration efforts are successful, some of the fragmentation in the existing diamond supply chain could be eliminated, our ability to obtain an adequate supply of diamonds and fine jewelry from multiple sources could be limited, and our competitors may be able to obtain diamonds at lower prices.

In addition, some of our suppliers may not have the capacity to supply us with sufficient resources to keep pace with our growth plans, especially if we plan to manufacture significantly greater amounts of inventory. In such cases, our ability to pursue our growth strategy will depend in part upon our ability to develop new supplier relationships. Some of our suppliers are owned by vertically-integrated companies with retail divisions that compete with us and, as such, we are exposed to the risk that these suppliers may not be willing, or may become unwilling, to sell their products to us on acceptable terms, or at all.

We rely on a limited number of suppliers to supply the majority of the resources for our products and are thus exposed to concentration of supplier risk. If we were to lose any significant supplier, we may be unable to establish additional or replacement sources for our products that meet our quality controls and standards in a timely manner or on commercially reasonable terms, if at all.

Our business relies on third party providers of cloud services, and any disruption of, or interference with, our use of cloud services could adversely affect our business, financial condition, or results of operations.

We outsource substantially all of our core cloud infrastructure services to third-party providers, including Amazon Web Services, Microsoft, Salesforce and Oracle. The third-party providers provide the cloud computing infrastructure we use to host our website and mobile apps, serve our customers, and support our operations and many of the internal tools we use to operate our business. Our website, mobile apps, and internal tools use computing, storage, data transfer, and other functions and services provided by third parties. We do not have control over the operations of the facilities of the third-party providers that we use. The third-party providers’ facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures, and other events beyond our control. In the event that any third-party provider’s systems or service abilities are hindered by any of the events discussed above, particularly in a region where our website is mainly hosted, our ability to operate our business may be impaired. A decision to close the facilities without adequate notice or other unanticipated problems or disruptions could result in lengthy interruptions to our business. All of the aforementioned risks may be exacerbated if our business continuity and disaster recovery plans prove to be inadequate.

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

We rely on a limited number of contract manufacturers and logistics partners to manufacture and transport our products. In the event of interruption from any of our contract manufacturers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Our contract manufacturers’ primary facilities are principally located in the U.S., India, Mexico, and Thailand, and furthermore are geographically concentrated in limited regions of each. Thus, our business could be adversely affected if one or more of our manufacturers is impacted by a natural disaster, a pandemic, or other interruption at a particular location. Such interruptions may be due to, among other things, temporary closures of our facilities or those of our contract manufacturers, and other vendors in our supply chain; restrictions on travel or the import/export of goods and services from certain ports that we use; and local quarantines.

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

We procure third-party insurance policies to cover various operations-related risks, including employment practices liability, workers’ compensation, property and casualty, cybersecurity, directors’ and officers’ liability, and general business liabilities. We rely on a limited number of insurance providers, and should such providers discontinue or increase the cost of coverage, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. If our insurance carriers change the terms of our policies in a manner not favorable to us, our insurance costs could increase, and our ability to adequately ensure the risks to our business could be impaired. A portion of our inventory is in the custody of third parties such as our manufacturing partners, at any given time, and we are reliant on the adequacy of their insurance policies to cover potential loss or damage of our inventory in the custody of third parties. Any failure of such insurance policies to cover an event of loss or damage to inventory in the custody of third parties may result in a material loss to us. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, or if we are required to purchase additional insurance for other aspects of our business, we could be liable for significant additional costs. Additionally, if any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make.

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

Brilliant Earth, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, any taxable income of Brilliant Earth, LLC is allocated to holders of LLC Interests, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Brilliant Earth, LLC. Under the terms of the LLC Agreement, Brilliant Earth, LLC is obligated, subject to various limitations and restrictions, including with respect to our debt agreements, to make tax distributions to holders of LLC Interests, including us. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect will be significant. We intend, as its managing member, to cause Brilliant Earth, LLC to make cash distributions to the holders of LLC Interests in an amount sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the Tax Receivable Agreement. However, Brilliant Earth, LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Brilliant Earth, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Brilliant Earth, LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities, or to fund our operations (including, if applicable, as a result of an acceleration of our obligations under the Tax Receivable Agreement), we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition, and subject us to various restrictions imposed by any lenders of such funds. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. In addition, if Brilliant Earth, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired, although we do not anticipate declaring or paying any cash dividends on our Class A common stock and Class D common stock in the foreseeable future.

Under the LLC Agreement, we intend to cause Brilliant Earth, LLC, from time to time, to make distributions in cash to its equityholders (including us) in amounts sufficient to cover the taxes imposed on their allocable share of taxable income of Brilliant Earth, LLC. As a result of (1) potential differences in the amount of net taxable income allocable to us and to Brilliant Earth, LLC’s other equityholders, (2) the lower tax rate applicable to corporations as opposed to individuals, and (3) certain tax benefits that we anticipate from (a) future purchases or redemptions of LLC Interests from the Continuing Equity Owners, (b) payments under the Tax Receivable Agreement and (c) any acquisition of interests in Brilliant Earth, LLC from other equityholders, these tax distributions may be in amounts that exceed our tax liabilities. The Board will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of a cash dividend on our Class A common stock and Class D common stock, the payment of obligations under the Tax Receivable Agreement, the declaration of a stock dividend on our Class A common stock and Class D common stock, along with the purchase of a corresponding number of common units in Brilliant Earth, LLC, or the purchase of additional common units in Brilliant Earth, LLC, along with a recapitalization of all of the outstanding common units in Brilliant Earth, LLC and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for LLC Interests and corresponding shares of Class A common stock or Class D common stock, as applicable, will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A common stock or Class D common stock, or otherwise use the cash as described above, we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending it (or a portion thereof) to Brilliant Earth, LLC, which may result in shares of our Class A common stock and Class D common stock increasing in value relative to the value of LLC Interests. The holders of LLC Interests may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock or Class D common stock, as applicable, in exchange for their LLC Interests, notwithstanding that such holders may have participated previously as holders of LLC Interests in distributions that resulted in such excess cash balances.

The Tax Receivable Agreement with the Continuing Equity Owners requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial.

We are party to a Tax Receivable Agreement with Brilliant Earth, LLC and each of the Continuing Equity Owners. Under the Tax Receivable Agreement, we are required to make cash payments to the Continuing Equity Owners equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) increases in Brilliant Earth Group, Inc.’s allocable share of the tax basis of Brilliant Earth, LLC’s assets resulting from (a) Brilliant Earth Group, Inc.’s purchase (or deemed purchase) of LLC Interests from each Continuing Equity Owner, (b) any future redemptions or exchanges of LLC Interests for Class A common stock or Class D common stock (or cash), and (c) certain distributions (or deemed distributions) by Brilliant Earth, LLC; and (2) certain tax benefits arising from payments under the Tax Receivable Agreement. We expect that the amount of the cash payments we will be required to make under the Tax Receivable Agreement will be substantial. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned upon continued ownership of Brilliant Earth, LLC by the exchanging Continuing Equity Owners. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. The actual increase in tax basis, and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors: including the timing of redemptions by the Continuing Equity Owners; the price of shares of our Class A common stock at the time of the exchange; the extent to which such exchanges are taxable; the amount of gain recognized by such Continuing Equity Owners; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the portion of our payments under the Tax Receivable Agreement constituting imputed interest; and the federal and state tax rates then applicable.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit holders of our Class A common stock to the same extent that they will benefit the Continuing Equity Owners.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners but will not benefit the holders of our Class A common stock to the same extent that it will benefit the Continuing Equity Owners. We entered into the Tax Receivable Agreement with Brilliant Earth, LLC and the Continuing Equity Owners in connection with the completion of our initial public offering. The Tax Receivable Agreement provides for the payment by us to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (1) increases in Brilliant Earth Group, Inc.’s allocable share of the tax basis of Brilliant Earth, LLC’s assets resulting from (a) Brilliant Earth Group, Inc.’s purchase (or deemed purchase) of LLC Interests from each Continuing Equity Owner, (b) any future redemptions or exchanges of LLC Interests for Class A common stock or Class D common stock (or cash), and (c) certain distributions (or deemed distributions) by Brilliant Earth, LLC; and (2) certain tax benefits arising from payments under the Tax Receivable Agreement. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for our Class A common stock.

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

The Continuing Equity Owners control, in aggregate, approximately 97.7% of the voting power represented by all our outstanding classes of stock. As a result, the Continuing Equity Owners exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment of our amended and restated certificate of incorporation or bylaws, and any approval of significant corporate transactions (including a sale of all or substantially all of our assets), and will continue to have significant control over our business, affairs, and policies, including the appointment of our management. The directors that the Continuing Equity Owners have the ability to elect through their voting power have the authority to incur additional debt, issue or repurchase stock, declare dividends, and make other decisions that could be detrimental to stockholders.

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

The price of shares of our Class A common stock has fluctuated in the past and may continue to fluctuate in response to a variety of factors, including the following:

•technological developments and changes in consumer behavior in our industry;
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
•announcements relating to litigation or increases in compliance or enforcement inquiries and investigations by regulatory authorities;
•guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
•changes in accounting principles;
•short sales, hedging and other derivative transactions involving our common stock; and effects of recession or economic growth in the United States and abroad, rising high inflation and interest rates, bank failures, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the conflicts in Europe and the Middle East, acts of terrorism, an outbreak of highly infectious or contagious diseases, or responses to these events; and
•the other factors described in this “Risk Factors” section of this Annual Report on Form 10-K.

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

Our multi-class structure may have a negative impact on the market price of our Class A common stock.

We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. Certain investors, including large institutional investors, may prefer companies that do not have multiple share classes or may have investment guidelines that preclude them from investing in companies that have multiple share classes. In addition, certain index providers have previously implemented, and may in the future determine to implement, restrictions on including companies with multiple class share structures in certain of their indices. For example, from July 2017 to April 2023, S&P Dow

Jones excluded companies with multiple share classes from the S&P Composite 1500 (composed of the S&P 500, S&P MidCap 400, and S&P SmallCap 600). Indices have discretion to reassess and implement such policies with respect to multi-class differing voting right structures. Under any such policies, our multi-class capital structure would make us ineligible for inclusion in any of these indices. As a result, the market price of our Class A common stock could be materially adversely affected.

We are a “controlled company” within the meaning of the rules of the Nasdaq Stock Market LLC (“Nasdaq”) and, as a result, qualify for exemptions from certain corporate governance requirements and holders of our Class A common stock may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Mainsail and our Founders (as defined herein) have more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the corporate governance rules of Nasdaq. As such, we qualify for exemptions from certain corporate governance requirements, including the requirements to have a majority of independent directors on our Board, an entirely independent nominating and corporate governance committee, an entirely independent compensation committee or to perform annual performance evaluations of the nominating and corporate governance and compensation committees.

The corporate governance requirements and specifically the independence standards are intended to ensure that directors who are considered independent are free of any conflicting interest that could influence their actions as directors. As a result, we are not subject to certain corporate governance requirements, including that a majority of the Board consists of “independent directors,” as defined under the Nasdaq Rules. In addition, we are not required to have a nominating and corporate governance committee or compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or to conduct annual performance evaluations of the nominating and corporate governance and compensation committees. While currently, five of the seven directors on our Board are independent under the Nasdaq Rules, and our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee each consists entirely of independent directors under the Nasdaq Rules, we may utilize certain exemptions afforded to a “controlled company” in the future.

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
•the ability of our Board to issue one or more series of preferred stock;
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
•vacancies on our Board will be able to be filled only by our Board and not by stockholders, subject to the rights granted pursuant to the stockholders agreement;

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
•the date on which it has, during the previous three-year period, issued more than $1.0 billion in nonconvertible debt; and
•the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non‑affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been required to file annual and quarterly reports under the Exchange, for a period of at least 12 months, and (3) has filed at least one annual report pursuant to the Exchange Act.

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

If our estimates or judgments relating to our critical accounting policies and estimates prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our audited consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. Actual results could differ materially from these estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: revenue recognition, including revenue-related reserves; equity-based compensation; and income tax related items. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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

As of December 31, 2023, we have outstanding a total of 12,522,146 shares of Class A common stock. Any shares of Class A common stock held by our affiliates are eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

In addition, as of December 31, 2023, we have reserved 11,966,972 shares of Class A common stock for issuance under our 2021 Incentive Award Plan and 1,847,197 shares of Class A common stock for issuance under our Employee Stock Purchase Plan. Any Class A common stock that we issue under the 2021 Incentive Award Plan, the Employee Stock Purchase Plan, or other equity incentive plans that we may adopt in the future would dilute your percentage ownership in our Class A common stock.

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

Purchases of shares of our Class A common stock pursuant to our stock repurchase plan may affect the value of our Class A common stock, and there can be no assurance that our stock repurchase plan will enhance stockholder value.

Pursuant to our publicly announced stock repurchase plan, we are authorized to repurchase up to $20 million in the aggregate of our Class A common stock, including through the repurchase of outstanding shares of our Class A common stock and through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans, each in accordance with applicable securities laws and other restrictions. The timing, amount, and manner of any purchase will be determined at the Company’s discretion, subject to business, economic and market conditions, corporate needs and regulatory requirements, prevailing stock prices, and other considerations. This activity could increase (or reduce the size of any decrease in) the market price of our Class A common stock at that time. Additionally, repurchases under our share repurchase program will continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Class A shares could decline. Although our share repurchase program is intended to enhance long-term stockholder value, short-term share price fluctuations could reduce the program’s effectiveness.

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

As disclosed in Part II, Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, our management identified a material weakness in our internal control over financial reporting related to ineffective information technology general controls. As a result, we concluded that our internal control over financial reporting was not effective as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We are in the process of remediating the material weakness.

We can give no assurance that our efforts will remediate the material weakness in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time.

We have incurred and expect to continue to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment. If we are unable to comply with the demands that are placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, there could be errors in our annual or interim consolidated financial statements that could result in a restatement of our financial statements, or we may be unable to report our financial results within the timeframes required by the SEC. Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from Nasdaq or to other regulatory investigations and civil or criminal sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

We will continue to incur significant costs as a result of operating as a public company.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Global Market and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more difficult, time consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. As a newly public company and being subject to new rules and regulations, it has become more expensive for us to obtain director and officer liability and other types of insurance and we may in the future be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action, and potentially civil litigation. These factors may, therefore, strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the Center for Internet Security CIS Controls (“CIS Controls”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the CIS Controls as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is part of our overall risk management program.

Our cybersecurity risk management program includes:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

•the use of external service providers, if appropriate, to assess, test or otherwise assist with aspects of our security controls;

•cybersecurity awareness training of our employees, incident response personnel, and senior management;

•a third-party risk management process for service providers, suppliers, and vendors; and

•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

To date, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports on our cybersecurity risks and processes from management. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our risk management program, which includes our cybersecurity risk management. Presentations on cybersecurity topics are made by our SVP, Technology and internal cybersecurity staff.

Our management team, including our Chief Executive Officer, Chief Financial Officer, General Counsel, SVP of Technology, and Director of Security, among others in support roles as needed, are responsible for assessing and managing our material risks from cybersecurity threats. This team has primary responsibility for our overall cybersecurity risk management program and supervises our internal cybersecurity personnel. Our management team members have relevant experience in risk assessment and management, and our Director of Security’s experience includes over 10 years of cybersecurity experience, Certified Information Systems Security Professional (CISSP) certification, and prior experience at other publicly traded companies with security frameworks, application security, IT security, Cloud security, SOX IT General Controls audits, and PCI-DSS compliance.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties

Our principal executive offices are located in San Francisco, CA and Denver, CO. We lease retail showroom, office and operational locations. As of December 31, 2023, we had 37 showrooms and one operations center in the United States.

The table below sets forth certain information regarding these properties, all of which are leased.

Geographic Location	Number of Locations	Square Footage
Retail Showrooms
Arizona	1	3,307
California	8	28,128
Colorado	1	11,153
Florida	2	3,680
Georgia	1	2,950
Illinois	2	4,339
Maryland	2	6,706
Massachusetts	1	3,761
Michigan	1	3,111
Minnesota	1	3,112
Missouri	1	2,365
New York	3	11,511
North Carolina	1	1,663
Ohio	2	4,883
Oregon	1	2,660
Pennsylvania	2	5,150
Tennessee	1	1,800
Texas	3	9,088
Virginia	1	2,500
Washington	1	2,597
Washington, D.C.	1	4,795
Total Retail Showrooms	37	119,259

Operations center
Secaucus, New Jersey	1	23,817

All of our executive offices and retail showrooms are leased from third parties, and our leases generally have a term of 5 to 10 years and typically include five-year renewal options. Most of our showroom leases provide for a minimum rent, with escalating rent increases, and generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

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

On December 5, 2022, plaintiff Veronica Cusimano, a former employee of the Company, filed a representative action against the Company pursuant to the Private Attorneys General Act of 2004 in California Superior Court, Los Angeles County. The complaint alleges, on behalf of the plaintiff and similarly situated employees and former employees in California, various claims under the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. The plaintiff seeks civil penalties, attorneys' fees and costs in unspecified amounts, and other unspecified damages. On February 10, 2023, the Company filed a petition to compel arbitration on the basis of an agreement between the plaintiff and the Company to arbitrate any claims between them. On April 28, 2023, the petition was denied. The Company intends to vigorously defend the alleged individual and representative claims, and, on May 9, 2023, the Company appealed the Superior Court's denial of its petition to compel arbitration to the California Court of Appeal, Second Appellate District and the appeal is currently pending. At this time, any liability related to the alleged claims is not currently probable or reasonably estimable.

Item 4. Mine Safety Disclosures

Not applicable.

Part II - Other Information

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock trades on the Nasdaq Global Market under the trading symbol “BRLT.” There is no established public trading market for our Class B common stock, Class C common stock or Class D common stock.

Stockholders

As of March 25, 2024, there were approximately 21 holders of record of our Class A common stock, 25 holders of record of our Class B common stock and 1 holder of record of our Class C common stock. No shares of our Class D common stock are outstanding. Because some of our shares of Class A common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and we do not anticipate declaring or paying any cash dividends on our Class A common stock and Class D common stock in the foreseeable future. Holders of our Class B common stock and Class C common stock are not entitled to participate in any dividends declared by our Board. Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock and Class D common stock depends on our receipt of cash distributions from Brilliant Earth, LLC. Our ability to pay dividends is restricted by the terms of the SVB Credit Agreement and may be restricted by the terms of any future credit agreement, debt or preferred equity securities issued by us. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board, subject to the requirements of applicable law, compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability, industry trends, and other factors that our Board may deem relevant.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the period covered by this Annual Report on Form 10-K.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2023.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis reflects the historical results of operations and financial position of Brilliant Earth Group, Inc. and its consolidated subsidiary, Brilliant Earth, LLC. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in this Annual Report on Form 10-K. We assume no obligation to update any of these forward-looking statements.

Company Overview

Brilliant Earth is an innovative, digitally native omnichannel jewelry company, and a global leader in ethically sourced fine jewelry. We offer exclusive designs with superior craftsmanship and supply chain transparency, delivered to customers through a highly personalized omnichannel experience.

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

We were founded in 2005 as an e-commerce company with an ambitious mission and a single showroom in San Francisco. We have rapidly scaled our business while remaining focused on our mission and elevating the omnichannel customer experience. Through our intuitive digital commerce platform and personalized individual appointments in our showrooms, we cater to the shopping preferences of tech-savvy next-generation consumers. We create an educational, joyful, and approachable experience that is unique in the jewelry industry. As of December 31, 2023, Brilliant Earth has sold to consumers in over 50 countries.

Throughout our history, we have invested in technology to create a seamless customer experience, inform our data-driven decision-making, improve efficiencies, and advance our mission. Our technology enables dynamic product visualization, augmented reality try-on, blockchain-verified transparency, and rapid fulfillment of our flagship Design Your Own product, a custom design process. We leverage powerful data capabilities to improve our marketing and operational efficiencies, personalize the customer experience, curate showroom inventory and merchandising, inform real estate decisions, and develop new product designs that reflect consumer preferences. We believe the Brilliant Earth digital experience drives higher satisfaction, engagement, and conversion both online and in-showroom.

We have achieved strong financial performance and rapid growth since our founding, and believe we are in the early stages of realizing our potential in a significant market opportunity.

Below is a summary of our performance for the year ended December 31, 2023:

•Net sales of $446.4 million compared to $439.9 million for the year ended December 31, 2022;
•Net income of $4.7 million compared to $19.0 million for the year ended December 31, 2022;
•Net income margin of 1.1% compared to 4.3% for the year ended December 31, 2022;
•Adjusted EBITDA of $26.2 million compared to $39.0 million for the year ended December 31, 2022; and
•Adjusted EBITDA margin of 5.9% compared to 8.9% for the year ended December 31, 2022.

See the section below titled “Non-GAAP Financial Measures” for information regarding Adjusted EBITDA and Adjusted EBITDA margin, including reconciliations to the most directly comparable financial measures prepared in accordance with GAAP.

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

Our Ability to Continue Successfully Growing and Managing our Omnichannel Presence

Our ability to successfully grow and manage our omnichannel presence in new markets and locations is an important factor in our success. Historically, we have been successful in new geographic markets we have entered, and we have continued to expand our premium showroom footprint nationwide. We intend to continue leveraging our marketing strategy and growing brand awareness to drive increased qualified consumer traffic to and sales from our website and premium showrooms.

We believe growing and managing our showrooms will drive accelerated growth by increasing our AOV compared to e-commerce orders, improving conversion in the showrooms’ metro regions compared to pre-opening conversion, and raising our brand awareness. We intend to strategically open showrooms in the future, and we believe we can achieve broad national showroom coverage with far fewer locations than many traditional retailers. We rely on this highly efficient showroom model to complement our digital strategy and to continue to drive growth and profitability.

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

Operational and Marketing Efficiency

We have a unique, asset-light operating model with attractive working capital dynamics, capital-efficient showrooms, and a vast virtual inventory of premium natural and lab-grown diamonds that allows us to offer a broad selection of diamonds while keeping our balance sheet inventory low. This has driven attractive inventory turns and allows us to operate with negative working capital, which we define as our current assets less cash minus our current liabilities. Our showroom strategy minimizes the inefficiencies of traditional, retail-first jewelers. Our showrooms are primarily appointment-driven with large catchment regions, so we are less reliant on expensive high foot traffic retail locations. Our showroom locations and formats vary from interior, upper floor locations to more recently higher traffic pedestrian and retail mall locations. In all locations, we also curate showroom inventory for scheduled visits and require limited inventory in each location. Our tech-enabled jewelry specialist team can support online customers when not in appointment, increasing workforce utilization. As we continue to scale our business, our future success is dependent on maintaining this capital efficient operating model and driving continued operational improvement as we expand to new locations both in the U.S. and internationally.

Costs of Operating as a Public Company

The costs of operating as a public company are significant as we are subject to the reporting, listing, and compliance requirements of various governing bodies and applicable securities laws and regulations. Since becoming a public company, compliance with rules and regulations has increased and may continue to increase our legal, financial, and technology compliance costs, and to make some activities more difficult, time-consuming, and costly. Remaining compliant and satisfying our obligations as a public company, while maintaining forecasted gross margins and operating results, and attracting and retaining qualified persons to serve on our Board, our Board committees, or as our executive officers is critical to our future success.

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

Seasonality

A larger share of our annual revenues and profits traditionally occur in the fourth quarter because it includes the November and December holiday sales period.

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

Revenue is deferred on transactions where payment has been received from the customer, but control has not yet transferred. Revenue related to customer purchases of our in-house extended service plan was deferred and recognized ratably over the service plan term. However, in 2022, the Company stopped offering this plan.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of marketing, advertising, and promotional expenses; payroll and related benefit costs for our employees, including equity-based compensation expense; merchant processing fees; certain facility-related costs; customer service; technology; and depreciation and amortization expenses, as well as professional fees, other general corporate expenses and charitable donations in connection with funding the Brilliant Earth Foundation, a donor advised fund, to support our charitable giving efforts.

Interest Expense

Interest expense primarily consists of interest incurred under our SVB Credit Agreement (defined below) and the prior Loan and Security Agreement with Runway Growth Finance Corp. (as amended, the "Runway Term Loan").

Other Income, Net
Other income, net consists primarily of interest income earned on certain cash balances and other miscellaneous income, partially offset by expenses such as losses on exchange rates on consumer payments.

Income Tax Benefit

Income tax benefit represents the federal and state income or franchise taxes assessed on Brilliant Earth Group, Inc's share of taxable income for the period.

Results of Operations
The results of operations data in the following tables for the periods presented have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Comparison of Years Ended December 31, 2023 and 2022

The following table sets forth our statements of operations for the years ended December 31, 2023 and 2022, including amounts and percentages of net sales for each year and the year-to-year change in dollars and percent (amounts in thousands):

	Year ended December 31,
	2023		2022		Year over year change
	Amount	Percent	Amount	Percent	Amount	Percent
Consolidated statements of operations data*:
Net sales	$446,382	100.0%	$439,882	100.0%	$6,500	1.5%
Cost of sales	189,382	42.4%	205,591	46.7%	(16,209)	(7.9)%
Gross profit	257,000	57.6%	234,291	53.3%	22,709	9.7%
Operating expenses:
Selling, general and administrative	252,518	56.6%	210,964	48.0%	41,554	19.7%
Income from operations	4,482	1.0%	23,327	5.3%	(18,845)	(80.8)%
Interest expense	(5,128)	(1.1)%	(4,658)	(1.1)%	(470)	10.1%
Other income, net	4,949	1.1%	805	0.2%	4,144	514.8%
Loss on extinguishment of debt	—	—%	(617)	(0.1)%	617	nm
Income before tax	4,303	1.0%	18,857	4.3%	(14,554)	(77.2)%
Income tax benefit	431	0.1%	168	—%	263	156.5%
Net income	$4,734	1.1%	$19,025	4.3%	$(14,291)	(75.1)%
Net income allocable to non-controlling interest	4,150	0.9%	16,890	3.8%	(12,740)	(75.4)%
Net income allocable to Brilliant Earth Group, Inc.	$584	0.1%	$2,135	0.5%	$(1,551)	(72.6)%

* Amounts may not sum due to rounding
nm - Not meaningful

Net Sales

Net sales for the year ended December 31, 2023 increased by $6.5 million, or 1.5%, compared to the year ended December 31, 2022. The increase in net sales was primarily driven by a 16.7% increase in order volumes due to:

•continued effectiveness of our customer acquisition activities;
•strong omnichannel performance across the Company's products and new product collection releases; and
•the opening of new showrooms.

The increase in order volumes was partially offset by a decline of 13.0% in AOV driven by an increase in sales of lower price point products, including fine jewelry and moderation in sales growth of products above the $10,000 price point.

Gross Profit

Gross profit for the year ended December 31, 2023 increased by $22.7 million, or 9.7%, compared to the year ended December 31, 2022. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 430 basis points for the year ended December 31, 2023 compared to the year ended December 31, 2022. This was primarily driven by our premium brand and differentiated product offerings, performance of our pricing engine, procurement efficiencies, and benefits from our extended warranty program. Gross margin improvements were slightly offset by an increase in average gold spot prices of 8% and an increase in the average platinum spot prices of 1% for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2023 increased by $41.6 million, or 19.7%, compared to the year ended December 31, 2022. SG&A expenses as a percentage of net sales increased by 861 basis points for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in SG&A expenses was driven by an increase in marketing expenses, other general and administrative expenses, and employment expenses, which increased by $22.0 million, $11.8 million, and $7.8 million, respectively, from the year ended December 31, 2022 to the year ended December 31, 2023. The increase in marketing expenses was driven by increased investments in marketing and advertising to increase brand awareness and support strategic growth initiatives. The increase in other general and administrative expenses was a result of overall Company growth that was principally driven by a $3.6 million increase in information technology and other software-related costs, a $3.1 million increase in rent and lease related expenses, a $2.3 million increase in depreciation expense, and a $1.0 million increase in donations. The increase in employment expenses was primarily driven by an increase in salaries and wages, equity-based compensation, and other benefits expense due to the addition of staff to support our growth.

Interest Expense

Interest expense for the year ended December 31, 2023 increased by $0.5 million, or 10.1%, compared to the year ended December 31, 2022, primarily due to an increase in the variable interest rate pursuant to the SVB Credit Agreement entered into on May 24, 2022.

Other Income, Net

Other income, net for the year ended December 31, 2023 increased by $4.1 million, compared to the year ended December 31, 2022, primarily due to increased interest income earned on our cash balances. Additionally, this amount includes immaterial losses on exchange rates on consumer payments and other miscellaneous income.

Income Tax Benefit

Brilliant Earth Group, Inc.’s income tax benefit was $0.4 million for the year ended December 31, 2023 compared to an income tax benefit of $0.2 million for the year ended December 31, 2022. The increase in income tax benefit was primarily due to additional benefit related to additional taxable losses and a reduction in income from Brilliant Earth, LLC as compared to the year ended December 31, 2022.

Net Income Allocable to Non-Controlling Interests

The net income allocable to the non-controlling interests (“NCI”) of Brilliant Earth, LLC was $4.2 million, and 87.7% of net income of the Company for the year ended December 31, 2023, compared to $16.9 million and 88.8% of net income of the Company for the year ended December 31, 2022. The decrease in net income allocable to the NCI was primarily due to a decrease in net income from the prior year.

Comparison of Years Ended December 31, 2022 and 2021

For a comparison of our results of operations for the fiscal years ended December 31, 2022 and 2021, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 21, 2023.

Key Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

The following table sets forth our key performance metrics for the periods presented (amounts in thousands, except for total orders and AOV):

	For the years ended December 31,
	2023	2022	Change	% Change
Net Sales	$446,382	$439,882	$6,500	1.5%
Total Orders	174,576	149,613	24,963	16.7%
AOV	$2,557	$2,940	$(383)	(13.0)%

Net Sales

Net sales is defined above in “Components of Results of Operations.”

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures, are included in this Annual Report on Form 10-K because they are used by management and our Board to assess our financial performance. We define Adjusted EBITDA as net income excluding interest expense, income taxes, depreciation expense, amortization of cloud-based software implementation costs, showroom pre-opening expense, equity-based compensation expense, loss on extinguishment of debt, certain non-operating expenses and income, and other unusual and/or infrequent costs, which we do not consider in our evaluation of ongoing operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA calculated as a percentage of net sales. These non-GAAP financial measures provide users of our financial information with useful information in evaluating our operating performance and exclude certain items from net income that may vary substantially in frequency and magnitude from period to period. These non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of Adjusted EBITDA and Adjusted EBITDA margin to its most directly comparable GAAP financial measure, net income and net income margin, are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the years presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items, and may include other expenses, costs and non-recurring items.

The following table presents a reconciliation of net income and net income margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the years presented (in thousands):

	For the years ended December 31,
	2023	2022
Net income	$4,734	$19,025
Interest expense	5,128	4,658
Income tax benefit	(431)	(168)
Depreciation expense	4,200	1,922
Amortization of cloud-based software implementation costs	583	263
Showroom pre-opening expense	4,953	4,450
Equity-based compensation expense	9,952	8,840
Loss on extinguishment of debt	—	617
Other income, net (1)	(4,949)	(805)
Transaction costs and other expenses (2)	2,012	180
Adjusted EBITDA	$26,182	$38,982
Net income margin	1.1%	4.3%
Adjusted EBITDA margin	5.9%	8.9%
(1) Other income, net consists primarily of interest and other miscellaneous income, partially offset by expenses such as losses on exchange rates on consumer payments.
(2) These expenses are those that we did not incur in the normal course of business. For the year ended December 31, 2023, these costs include a $1 million charitable contribution. For the year ended December 31, 2022, these costs include professional fees in connection with the evaluation and preparation for operations as a public company.

Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to LLC members, debt service, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from capital-raising activities and borrowings under our loan facilities. We have historically had negative working capital driven by our high inventory turns and typical collection of payment from customers prior to payment of suppliers. As of December 31, 2023, we had a cash balance, excluding restricted cash, of $155.8 million, and negative working capital, excluding non-restricted cash, of $(27.9) million.

For the twelve months ended December 31, 2023, the Company declared and paid $9.9 million of distributions to, or on behalf of, members associated with their estimated income tax obligations. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

As of December 31, 2023, the SVB Credit Agreement had an outstanding principal balance of $60.1 million, excluding unamortized debt issuance costs of $0.5 million, of which $56.1 million is classified as long-term.

We also have scheduled principal payments on our SVB Credit Agreement as presented below (in thousands):

Principal
Years ending December 31,
2024	$4,063
2025	5,688
2026	6,500
2027	43,875
Total aggregate future principal payments	$60,126

We believe based on our current projections, that we have sufficient sources of liquidity to meet our projected operating, debt service, and tax distribution requirements for at least the next 12 months following the filing of this Annual Report on Form 10-K.

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

Cash Flows from Operating, Investing, and Financing Activities — Comparison of Years Ended December 31, 2023 and 2022

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Years ended December 31,
	2023	2022
Net cash provided by operating activities	$26,214	$14,506
Net cash used in investing activities	(11,944)	(9,124)
Net cash used in financing activities	(13,104)	(23,598)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,166	(18,216)
Cash, cash equivalents and restricted cash at beginning of year	154,854	173,070
Cash, cash equivalents and restricted cash at end of year	$156,020	$154,854

Operating Activities

Net cash provided by operating activities was $26.2 million for the year ended December 31, 2023, consisting of $4.7 million in net income adjusted for $18.7 million in non-cash expense addbacks, primarily composed of equity based compensation, operating lease costs, depreciation expense and amortization of debt issuance costs and $2.8 million from changes in assets and liabilities related to operating activities. The change in assets and liabilities related to operating activities, which are a result of working capital management, primarily reflects a $4.3 million increase in operating lease liabilities, offset by a $4.1 million decrease in prepaid expenses and other current assets, inventories, and other current assets along with a $2.0 million increase in accounts payable, accrued expenses and other current liabilities and a $1.0 million increase in deferred revenue.

Net cash provided by operating activities was $14.5 million for the year ended December 31, 2022, consisting of $19.0 million in net income adjusted for $15.2 million in non-cash expense addbacks, primarily composed of equity based compensation, operating lease costs, depreciation expense, loss on extinguishment of debt and amortization of debt issuance costs, offset by a $19.7 million decrease from changes in assets and liabilities related to operating activities. The change in assets and liabilities related to operating activities, which is the result of the growth of our business, primarily reflects a $22.2 million increase in inventories, prepaid expenses and other current assets, other assets, and a decrease in operating lease liability and deferred revenue, partially offset by a $2.5 million increase in accounts payable, accrued expenses and other current liabilities.

Investing Activities

Net cash used in investing activities was $11.9 million for the year ended December 31, 2023, and $9.1 million for the year ended December 31, 2022, which primarily consisted of purchases of property and equipment related to new facilities leased during the years ended December 31, 2023 and 2022.

Financing Activities

Net cash used in financing activities was $13.1 million for the year ended December 31, 2023, which consisted of tax distributions to members pursuant to the LLC Agreement of $9.9 million and repayments on the SVB Credit Agreement (defined below).

Net cash used in financing activities was $23.6 million for the year ended December 31, 2022, which related to the payoff of the Runway Term Loan, tax distributions to members pursuant to the LLC Agreement of $18.3 million and the quarterly repayments on SVB Term Loan (defined below), partially offset by proceeds received from the SVB Credit Agreement.

Cash Flows from Operating, Investing, and Financing Activities — Comparison of Years Ended December 31, 2022 and 2021

For a comparison of our cash flow activities for the fiscal years ended December 31, 2022 and 2021, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 21, 2023.

Silicon Valley Bank Credit Facilities

On May 24, 2022 (the “Closing Date”), Brilliant Earth, LLC, as borrower, and SVB, as administrative agent and collateral agent for the lenders, entered into a credit agreement (the “SVB Credit Agreement”) which provides for a secured term loan credit facility of $65.0 million (the “SVB Term Loan”) and a secured revolving credit facility in an amount of up to $40.0 million (the “SVB Revolving Facility”, and together with the SVB Term Loan, the “SVB Credit Facilities”). The SVB Credit Facilities mature on May 24, 2027 (the “Maturity Date”).

As of December 31, 2023, there were no amounts outstanding under the SVB Revolving Facility and there was $60.1 million of total debt outstanding under the SVB Term Loan, of which $56.1 million is classified as long-term debt.

The SVB Credit Facilities are secured by substantially all assets of Brilliant Earth, LLC and any of its future material subsidiaries, subject to customary exceptions. Brilliant Earth, LLC’s future material subsidiaries (subject to certain customary exceptions) will guarantee repayment of the SVB Credit Facilities.

Borrowings under the SVB Credit Facilities bear interest at either (a) a secured overnight financing rate plus an annual adjustment of 0.125%, plus an applicable margin of 2.25% to 2.75%, depending on the Consolidated Total Leverage Ratio (defined below), or an alternate base rate plus an applicable margin of 1.25% to 1.75%, depending on the Consolidated Total Leverage Ratio, each subject to a 0.00% floor. In addition, Brilliant Earth, LLC has agreed to pay a commitment fee on the first day of each quarter on the unused amount of the SVB Revolving Facility, equal to 0.25% to 0.35% per annum depending on the Consolidated Total Leverage Ratio. The Consolidated Total Leverage Ratio is defined as the ratio, as of the last day of any four fiscal quarter period, of (a) Consolidated Total Indebtedness of the Company and its subsidiaries to (b) the Consolidated EBITDA for such period (each term as further defined in the SVB Credit Agreement).

The SVB Term Loan is required to be repaid on the last day of each calendar quarter in an amount equal to 1.25% per quarter through June 30, 2024, 1.875% per quarter from September 30, 2024 through June 30, 2025, and 2.50% per quarter thereafter, with the balance payable on the Maturity Date. The SVB Term Loan is also subject to certain mandatory prepayment requirements in connection with asset sales, casualty events and debt incurrence, subject to customary exceptions.

The SVB Credit Facilities are subject to customary affirmative covenants and negative covenants as well as financial maintenance covenants. The financial covenants are tested at the end of each fiscal quarter, beginning with the quarter ended June 30, 2022, and requires that (a) the Company and its subsidiaries not have a Consolidated Fixed Charge Coverage Ratio (defined as the ratio of (i) Consolidated EBITDA, less cash taxes (including tax distributions), less certain capital expenditures, less cash dividends and other cash restricted payments, to (ii) the sum of cash interest expense and scheduled principal payments on outstanding debt (in each case, as further defined in the SVB Credit Agreement)) of less than 1.25 to 1.00, (b) the Company and its subsidiaries not have a Consolidated Total Leverage Ratio of more than 4.00 to 1.00, and (c) Brilliant Earth, LLC and its subsidiaries not have a Consolidated Borrower Leverage Ratio (defined substantially similar as Consolidated Total Leverage Ratio, but limited to Brilliant Earth, LLC and its subsidiaries) in excess of 3.00 to 1.00 (which level is subject to temporary increases to 4.00 to 1.00 in connection with certain acquisitions). As of December 31, 2023 the Company was in compliance with such covenants. For additional information regarding our long-term debt activity, see Note 8, Debt to the audited consolidated financial statements included elsewhere in the Annual Report on Form 10-K.

On February 21, 2024, we entered into the First Amendment to the SVB Credit Agreement (the “First Amendment”), pursuant to which the lenders agreed to suspend the requirement to comply with the Consolidated Fixed Charge Coverage Ratio covenant on the last day of the fiscal quarters ending December 31, 2023, March 31, 2024, and June 30, 2024. The First Amendment also requires us to maintain Balance Sheet Cash (defined as unrestricted cash and cash equivalents held in accounts with the lenders and their affiliates) in an amount greater than the sum of the aggregate principal amount outstanding under the SVB Revolving Facility (including issued letters of credit) and the aggregate principal amount of the SVB Term Loan outstanding at such time, which requirement applies at all times commencing on February 21, 2024 until the last day of the fiscal quarter ending June 30, 2024. After such time, the minimum Balance Sheet Cash covenant no longer applies.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. On March 14, 2023, the FDIC announced the establishment of Silicon Valley Bridge Bank, N.A. (the “Bridge Bank”) which assumed the deposits and obligations of SVB. On March 26, 2023, the FDIC announced that it had entered into a purchase and assumption agreement with First-Citizens Bank & Trust Company, Raleigh, North Carolina (“First Citizens”) under which all deposits and loans of the Bridge Bank were assumed by First Citizens.

Additional Liquidity Requirements

We are a holding company and have no material assets other than our ownership of LLC Interests. We have no independent means of generating revenue. The LLC Agreement provides for the payment of certain distributions to the Continuing Equity Owners and to us in amounts sufficient to cover the income taxes imposed on such members with respect to the allocation of taxable income from Brilliant Earth, LLC as well as to cover our obligations under the TRA and other administrative expenses.

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

See “Risk Factors—Risks Related to Our Organizational Structure.”

Contractual Obligations and Commitments

We lease our showrooms and headquarters office space under non-cancelable lease agreements whereby $7.1 million is due in the year ended December 31, 2024. Total future lease payments as of December 31, 2023 are $49.8 million.

We have capital commitments of $0.8 million related to new showroom construction and improvements to existing locations as of December 31, 2023.

From time to time in the normal course of business, we will enter into agreements with suppliers or service providers. As of December 31, 2023, contractual obligations with a remaining term in excess of 12 months primarily related to marketing and advertising spending as well as software maintenance totaled $8.1 million. For additional information on our contractual obligations and commitments, see Note 7, Leases, Note 9, Stockholders’ Equity and Members Units and Note 12, Commitments and Contingencies, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

In preparing our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K in conformity with GAAP, we must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and current trends. Actual amounts could differ from those estimated at the time the audited consolidated financial statements are prepared.

Our significant accounting policies are described in Note 2, Summary of significant accounting policies, to our accompanying financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. See Part I, Item 1A. Risk Factors –Risks related to the Ownership of Our Class A Common Stock – If our estimates or judgments relating to our critical accounting policies and estimates prove to be incorrect, our results of operations could be adversely affected.

Our critical accounting policies and estimates include the following:

Revenue Recognition

Net sales primarily consists of revenue from the sale of inventory, and we recognize revenue as control of promised goods is transferred to customers, which generally occurs upon delivery if the order is shipped, or at the time the customer picks up the completed product at a showroom. Revenue arrangements generally have one performance obligation and are reported net of estimated sales returns and allowances, which are determined based on historical product return rates and current economic conditions. We offer an extended protection plan in the capacity of an agent on behalf of a third-party that has different terms ranging from two years to lifetime that vary based on the item purchased. The commission that the Company receives from the third-party is recognized at the time of sale less an estimate of cancellations based on historical experience. There are no additional performance obligations in relation to the third-party plan.

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

Equity-Based Compensation

Equity-based compensation is accounted for as an expense in accordance with the fair value recognition and measurement provisions of GAAP which requires compensation cost for the grant-date fair value of equity-based awards to be recognized over the requisite service period. We account for forfeitures as they occur, and any compensation expense previously recognized on unvested equity-based awards is reversed when forfeited.

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

The amounts to be recorded for both the deferred tax asset and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders’ equity. The effect of subsequent changes in the enacted tax rates will be included in net income. We currently believe that all deferred tax assets will be recovered based upon the projected profitability of our operations. Judgment is required in assessing the future tax consequences of events that have been recognized in Brilliant Earth Group, Inc.’s financial statements. A change in the assessment of such consequences, such as realization of deferred tax assets, changes in tax laws or interpretations thereof could materially impact our results.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to our accompanying financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K for additional information regarding recent accounting developments and their impact on our results.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Brilliant Earth Group, Inc.
San Francisco, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Brilliant Earth Group, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2021.
Denver, Colorado
March 28, 2024

Brilliant Earth Group, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$155,809	$154,649
Restricted cash	211	205
Inventories, net	37,788	39,331
Prepaid expenses and other current assets	11,048	11,764
Total current assets	204,856	205,949
Property and equipment, net	22,047	16,554
Deferred tax assets	9,745	8,948
Operating lease right of use assets	34,248	27,812
Other assets	2,687	3,311
Total assets	$273,583	$262,574

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,511	$11,032
Accrued expenses and other current liabilities	43,824	37,833
Deferred revenue	19,556	18,553
Current portion of operating lease liabilities	4,993	3,873
Current portion of long-term debt	4,063	3,250
Total current liabilities	76,947	74,541

Long-term debt, net of debt issuance costs	55,573	59,462
Operating lease liabilities	35,572	28,537
Payable pursuant to the Tax Receivable Agreement	8,035	6,893
Total liabilities	176,127	169,433

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, none issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Class A common stock, $0.0001 par value - 1,200,000,000 shares authorized; 12,522,146 and 11,246,694 shares issued and outstanding at December 31, 2023 and 2022, respectively	1	1
Class B common stock, $0.0001 par value - 150,000,000 shares authorized; 35,688,349 and 35,482,534 shares issued and outstanding at December 31, 2023 and 2022, respectively	4	4
Class C common stock, $0.0001 par value - 150,000,000 shares authorized; 49,119,976 shares issued and outstanding at December 31, 2023 and 2022, respectively	5	5
Class D common stock, $0.0001 par value - 150,000,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	8,275	7,256
Retained earnings	4,247	3,663
Stockholders' equity attributable to Brilliant Earth Group, Inc.	12,532	10,929
Non-controlling interests attributable to Brilliant Earth, LLC	84,924	82,212
Total stockholders' equity	97,456	93,141
Total liabilities and stockholders' equity	$273,583	$262,574

The accompanying notes are an integral part of these consolidated financial statements.

Brilliant Earth Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)

	Years ended December 31,
	2023	2022
Net sales	$446,382	$439,882
Cost of sales	189,382	205,591
Gross profit	257,000	234,291
Operating expenses:
Selling, general and administrative	252,518	210,964
Income from operations	4,482	23,327
Interest expense	(5,128)	(4,658)
Other income, net	4,949	805
Loss on extinguishment of debt	—	(617)
Income before tax	4,303	18,857
Income tax benefit	431	168
Net income	4,734	19,025
Net income allocable to non-controlling interest	4,150	16,890
Net income allocable to Brilliant Earth Group, Inc.	$584	$2,135

Earnings per share:
Basic	$0.05	$0.20
Diluted	$0.04	$0.15
Weighted average shares of common stock outstanding:
Basic	11,928,308	10,687,732
Diluted	97,055,216	96,505,325

The accompanying notes are an integral part of these consolidated financial statements.

Brilliant Earth Group, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands except share amounts)

	Brilliant Earth Group, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock					Non-Controlling Interest
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity	Amounts	Total Stockholders' Equity
Balance, January 1, 2022	9,614,523	$1	35,658,013	$4	49,505,250	$5	$6,865	$1,528	$8,403	$74,435	$82,838
Tax distributions to members	—	—	—	—	—	—	—	—	—	(18,316)	(18,316)
Conversion of Class B and Class C to Class A common stock	1,281,052	—	(895,778)	—	(385,274)	—	—	—	—	—	—
RSU vesting during period	351,119	—	—	—	—	—	—	—	—	—	—
Class B shares issued upon vesting of LLC Units	—	—	720,299	—	—	—	—	—	—	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	754	—	754	—	754
Equity-based compensation	—	—	—	—	—	—	8,568	—	8,568	272	8,840
Net income	—	—	—	—	—	—	—	2,135	2,135	16,890	19,025
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(8,931)	—	(8,931)	8,931	—
Balance, December 31, 2022	11,246,694	$1	35,482,534	$4	49,119,976	$5	$7,256	$3,663	$10,929	$82,212	$93,141
Tax distributions to members	—	—	—	—	—	—	—	—	—	(9,854)	(9,854)
Conversion of Class B to Class A common stock	211,351	—	(211,351)	—	—	—	—	—	—	—	—
RSU vesting during period	1,064,101	—	—	—	—	—	—	—	—	—	—
Class B shares issued upon vesting of LLC Units	—	—	417,166	—	—	—	—	—	—	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	(517)	—	(517)	—	(517)
Equity-based compensation	—	—	—	—	—	—	9,748	—	9,748	204	9,952
Net income	—	—	—	—	—	—	—	584	584	4,150	4,734
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(8,212)	—	(8,212)	8,212	—
Balance, December 31, 2023	12,522,146	$1	35,688,349	$4	49,119,976	$5	$8,275	$4,247	$12,532	$84,924	$97,456
The accompanying notes are an integral part of these consolidated financial statements.

Brilliant Earth Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2023	2022
Operating activities
Net income	$4,734	$19,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,200	1,922
Equity-based compensation	9,952	8,840
Non-cash operating lease cost	4,692	3,229
Amortization of debt issuance costs	269	592
Loss on extinguishment of debt	—	617
Deferred tax benefit	(488)	(168)
Other	60	180
Changes in assets and liabilities:
Inventories	1,495	(14,751)
Prepaid expenses and other current assets	2,036	(1,848)
Other assets	529	(2,292)
Accounts payable, accrued expenses and other current liabilities	2,024	2,491
Deferred revenue	1,003	(455)
Operating lease liabilities	(4,292)	(2,876)
Net cash provided by operating activities	26,214	14,506
Investing activities
Purchases of property and equipment	(11,944)	(9,124)
Net cash used in investing activities	(11,944)	(9,124)
Financing activities
Proceeds received from Silicon Valley Bank ("SVB") term loan facility	—	65,000
Repayment of Runway term loan	—	(58,158)
Tax distributions to members	(9,854)	(18,316)
Principal payments on Runway term loan	—	(6,842)
Final payment and prepayment penalty on Runway term loan	—	(2,408)
Payments of debt issuance costs	—	(1,249)
Payments on SVB term loan	(3,250)	(1,625)
Net cash used in financing activities	(13,104)	(23,598)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,166	(18,216)
Cash, cash equivalents and restricted cash at beginning of year	154,854	173,070
Cash, cash equivalents and restricted cash at end of year	$156,020	$154,854

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,447	$13,970
Deferred tax assets associated with redemption of LLC Units	$309	$4,374
TRA Obligation associated with redemption of LLC Units	$826	$3,620
Purchases of property and equipment included in accounts payable and accrued liabilities	$414	$2,636
Change to APIC related to redemption of LLC Units	$(517)	$754
Supplemental information
Cash paid for interest	$5,152	$3,827
Cash paid for taxes	$68	$175

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

The Company designs, procures and sells ethically sourced diamonds, gemstones and jewelry online and through 37 showrooms operating within the United States (“U.S.”) as of December 31, 2023. Co-headquarters are located in San Francisco, California and Denver, Colorado.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect the financial position, results of operations and cash flows of the Company. As an emerging growth company (“EGC”), the Company has elected to use extended transition periods available to EGC companies for complying with new or revised accounting standards. These accounting policies have been consistently applied in the preparation of the consolidated financial statements.

Certain reclassifications have been made to prior period amounts to conform to the current presentation. These reclassifications had no impact on net income, cash flows or stockholders’ equity previously reported.

Principles of Consolidation and Non-Controlling Interest

The consolidated financial statements include the accounts of the Company and its controlled subsidiary, Brilliant Earth, LLC. All intercompany balances and transactions have been eliminated in consolidation.

The assets and liabilities of Brilliant Earth, LLC represent substantially all of the consolidated assets and liabilities of Brilliant Earth Group, Inc. Brilliant Earth Group, Inc. has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Brilliant Earth, LLC.

The non-controlling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in Brilliant Earth, LLC. The non-controlling interest on the consolidated balance sheets represent the portion of net assets of the Company attributable to the owners of the common units of Brilliant Earth, LLC (“LLC Interests” or “LLC Units”). The non-controlling interest was 87.1% and 88.3% as of December 31, 2023 and 2022, respectively. At the end of each reporting period, equity related to Brilliant Earth, LLC that is attributable to Brilliant Earth Group, Inc. and the owners of the LLC Interests (the “Continuing Equity Owners'”) is rebalanced to reflect Brilliant Earth Group, Inc.'s and the Continuing Equity Owners' ownership in Brilliant Earth, LLC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Some of the more significant estimates include inventory valuation, allowance for sales returns, estimates of current and deferred income taxes payable pursuant to the tax receivable agreement, useful lives and depreciation of long-lived assets, and fair value of equity-based compensation. Actual results could differ materially from those estimates. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in its business or new information available.

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

The Company is required to disclose its estimate of the fair value of material financial instruments, including those recorded as assets or liabilities in its financial statements, in accordance with GAAP.

At December 31, 2023 and 2022, there were no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

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

The Company’s ability to procure diamonds, gemstones and to produce jewelry is dependent on its relationships with various suppliers. Two suppliers of jewelry accounted for a total of 21% of inventory purchases during the year ended December 31, 2023. There were no significant concentrations of inventory purchases from suppliers during the year ended December 31, 2022.

Cash and Cash Equivalents, and Restricted Cash

All highly liquid investments with an original maturity of three months or less and deposits in transit from banks for payments related to third-party credit and debit card transactions are considered to be cash equivalents. Credit and debit card transactions are short-term and highly liquid in nature. Interest income is recorded for interest-bearing cash accounts and is included within other income, net in the consolidated statements of operations. During the years ended December 31, 2023 and 2022, the Company recorded interest income of $5.2 million and $1.2 million, respectively.

Restricted cash as of December 31, 2023 and 2022 pertains to funds of $0.2 million securing a letter of credit in lieu of a security deposit related to a lease at one of the Company’s showroom locations.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash from the consolidated balance sheets to the statements of cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$155,809	$154,649
Restricted cash	211	205
Total	$156,020	$154,854

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

The Company's capitalized implementation costs for cloud computing arrangements, net consisted of the following (in thousands):

	December 31,
	2023	2022
Capitalized implementation costs	$2,311	$2,290
Less: accumulated amortization	(846)	(263)
Cloud computing arrangements, net	$1,465	$2,027

These cloud computing arrangements were primarily related to implementation of the Company's customer relationship management system and a cloud-based data management platform, among other software implementations. During the years ended December 31, 2023 and 2022, the Company recorded amortization expense related to these implementation costs of $0.6 million and $0.3 million, respectively. During the year ended December 31, 2023, the Company wrote off $0.5 million of capitalized costs that were determined to not be usable.

Impairment Tests for Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including property and equipment and right of use (“ROU”) assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss would be recognized. No impairment losses have been recognized during the years ended December 31, 2023 and 2022, as no events or changes in circumstance have been identified that would indicate the carrying value of long-lived assets is not recoverable.

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

The Company utilizes certain practical expedients and policy elections available under GAAP. The Company does not recognize ROU assets or lease liabilities for any lease with a term of twelve months or less and the Company has elected to not separate lease and non-lease components for all existing classes of assets.

Operating lease expenses for fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments to the lessor such as maintenance, utilities, insurance, and real estate taxes are expensed as incurred.

Debt Issuance Costs

Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. The Company presents debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the SVB Revolving Credit Facility are included in other assets on the consolidated balance sheets, See Note 8, Debt, for further discussion.

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

Revenue Recognition

Overview

Net sales primarily consist of revenue from diamond, gemstone and jewelry retail sales and payment is required in full prior to order fulfillment. Delivery is determined to be the time of pickup for orders picked up in showrooms, and for shipped orders, typically within one to two business days after shipment. Credit is not extended to customers except through third-party credit cards or financing offerings. A return policy of 30 days from when the item is picked up or ready for shipment is typically provided; one complimentary resizing for standard ring styles is offered within 60 days of when an order is available for shipment or pickup; a lifetime manufacturing warranty is provided on all jewelry, with the exception of estate and vintage jewelry and center diamonds/gemstones; and a lifetime diamond upgrade program is included on all independently graded natural diamonds. The complimentary resizing, lifetime manufacturing warranty claims and lifetime diamond upgrades have not historically been material. An in-

house three-year extended service plan, which provides full inspection, cleaning and certain repairs due to normal wear, was offered for an additional charge until 2022. An extended protection plan is also offered through a third party that has different terms ranging from 2 years to lifetime that vary based on the item purchased.

The following table discloses total net sales by geography for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
United States	$425,063	$413,678
International	21,319	26,204
Total net sales	$446,382	$439,882

Revenue from customers is recognized as control of the promised goods is transferred to customers, which occurs upon delivery if the order is shipped, or at the time the customer picks up the completed product at a showroom. Customer payment is completed prior to order fulfillment, therefore a significant financing component does not exist.

Revenue arrangements generally have one performance obligation and are reported net of estimated sales returns and allowances, which are determined based on historical product return rates and current economic conditions. The Company had offered an in-house three-year extended service plan that gave rise to an additional performance obligation when purchased by a customer, which is recognized over the course of the plan. However, beginning in 2022, the Company no longer offered this plan. The Company now offers an extended protection plan in the capacity of an agent on behalf of a third-party that has different terms ranging from two years to lifetime that vary based on the item purchased. The commission that the Company receives from the third-party is recognized at the time of sale less an estimate of cancellations based on historical experience. There are no additional performance obligations in relation to the third-party plan.

Sales taxes are collected and remitted to taxing authorities, and the Company has elected to exclude sales taxes from recognized revenues.

Contract Balances

Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred. Deferred revenue also includes payments on the Company’s three-year extended service plan that customers have elected to purchase. As of December 31, 2023, 2022, and 2021, total deferred revenue that includes our contract balances was $19.6 million, $18.6 million, and $19.0 million, respectively. During the years ended December 31, 2023 and 2022, the Company recognized $18.1 million and $18.4 million, respectively, of revenue that was deferred as of the last day of the respective prior year.

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

As of December 31, 2023 and 2022, refund liabilities balances were $2.4 million and $2.3 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the consolidated balance sheets. See Note 6, Accrued Expenses and Other Current Liabilities, for further discussion. As of December 31, 2023 and 2022, returns asset balances were $1.0 million and $0.9 million, respectively, and are included within prepaid expenses and other current assets in the consolidated balance sheets.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of marketing, advertising and promotional expenses, payroll and related benefit costs for the Company’s employees, including equity-based compensation expense, merchant processing fees, certain facility-related costs, customer service, information technology and depreciation expenses, as well as professional fees and other general corporate expenses.

Marketing, advertising and promotional costs are generally expensed as incurred, except for certain production costs that are expensed the first time the advertising takes place. During the years ended December 31, 2023 and 2022, the Company recorded marketing, advertising and promotional costs of $119.3 million and $97.3 million, respectively.

Foreign Currency Transactions

Gains or losses resulting from foreign currency transactions are included within other income, net in the consolidated statements of operations. For the years ended December 31, 2023 and 2022, losses from foreign currency transactions were $0.3 million and $0.5 million, respectively.

Equity-Based Compensation

Equity-based compensation is accounted for as an expense under the fair value recognition and measurement provisions of GAAP which requires compensation cost for the grant-date fair value of equity-based awards to be recognized over the requisite service period. The Company uses the straight-line method to amortize all stock awards granted over the requisite service period of the award. The Company accounts for forfeitures when they occur, and any compensation expense previously recognized on unvested equity-based awards will be reversed when forfeited.

The fair value of restricted stock units (“RSUs”) is based on the fair value of the Class A common stock at the time of grant. No other equity-based compensation awards were granted during the years ended December 31, 2023 and 2022.

Distributions to Members

The Brilliant Earth LLC Agreement (the “LLC Agreement”) provides for the distribution of cash in defined amounts sufficient to fund member income tax liabilities.

Income Taxes

The Company is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income of Brilliant Earth, LLC assessed at the prevailing corporate tax rates. The Company accounts for its income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

Uncertainty in income taxes is accounted for using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company would recognize penalties and interest related to uncertain tax positions within the income tax line item within the consolidated statements of operations. As of December 31, 2023 and 2022, no uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The guidance replaced the incurred loss impairment methodology with a new model that uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. The Company adopted this guidance using the modified retrospective method during the first quarter of 2023. The adoption of this guidance did not have a material impact on the Company's audited consolidated financial statements.

Accounting Pronouncements Issued but Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard requires enhanced disclosures about significant segment expenses and other segment items and requires companies to provide all annual disclosures about segments in interim periods. All disclosure requirements are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2024, and subsequent interim periods, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the ASU to determine its impact on our consolidated financial statements and related disclosures.

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

Basic and diluted earnings per share of Class A common stock for the years ended December 31, 2023 and 2022, have been computed as follows (in thousands, except share and per share amounts):

	December 31,
	2023	2022
Numerator:
Net income attributable to Brilliant Earth Group, Inc., BASIC	$584	$2,135
Add: Net income impact from assumed redemption of all LLC Units to common stock	4,150	16,890
Less: Income tax expense on net income attributable to NCI	(1,081)	(4,369)
Net income attributable to Brilliant Earth Group, Inc., after adjustment for assumed conversion, DILUTED	$3,653	$14,656

Denominator:
Weighted average shares of common stock outstanding, BASIC	11,928,308	10,687,732
Dilutive effects of:
Vested LLC Units that are exchangeable for common stock	84,699,687	84,569,954
Unvested LLC Units that are exchangeable for common stock	325,103	995,892
RSUs	102,118	251,747
Weighted average shares of common stock outstanding, DILUTED	97,055,216	96,505,325

BASIC earnings per share	$0.05	$0.20
DILUTED earnings per share	$0.04	$0.15

Net income attributable to the non-controlling interest is added back to net income in the fully dilutive computation and has been adjusted for income taxes which would have been expensed had the income been recognized by Brilliant Earth Group, Inc., a taxable entity. The weighted average common shares outstanding in the diluted computation per share assumes all outstanding LLC Units are converted and the Company will elect to issue shares of common stock upon redemption rather than cash-settle.

For the years ended December 31, 2023 and 2022, the dilutive impact of vested LLC Units convertible into common stock were included in the computation of diluted earnings per share under the if-converted method; the dilutive impact of unvested LLC Units and RSUs were included using the treasury stock method.

The following table presents the shares underlying RSUs and stock options for the years ended December 31, 2023 and 2022, that have been excluded from the computation of earnings per share because such impact would be anti-dilutive:

	December 31,
	2023	2022
RSUs	3,032,037	2,002,014
Stock options	795,763	1,112,615
NOTE 4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	December 31,
	2023	2022
Loose diamonds	$8,168	$11,894
Fine jewelry and other	29,975	27,744
Allowance for inventory obsolescence	(355)	(307)
Total inventories, net	$37,788	$39,331

The allowance for inventory obsolescence consists of the following (in thousands):

	December 31,
	2023	2022
Balance at beginning of period	$(307)	$(260)
Change in allowance for inventory obsolescence	(48)	(47)
Balance at end of period	$(355)	$(307)

As of December 31, 2023 and 2022, the Company had $24.8 million and $27.6 million, respectively, of consigned inventory held on behalf of suppliers which is not recorded in the consolidated balance sheets.

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2023	2022
Equipment	$3,428	$2,148
Furniture and fixtures	2,585	2,095
Leasehold improvements	21,999	12,697
Construction in progress	992	3,626
Other	1,059	726
Gross property and equipment	30,063	21,292
Less: accumulated depreciation	(8,016)	(4,738)
Total property and equipment, net	$22,047	$16,554

Total depreciation expense was approximately $4.2 million and $1.9 million for the years ended December 31, 2023 and 2022, respectively.

NOTE 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Vendor expenses	$12,400	$14,769
Inventory received not billed	12,686	7,973
Payroll expenses	6,027	5,301
Sales and other tax payable	4,040	4,137
Provision for sales returns and allowances	2,449	2,332
Current portion of TRA	186	502
Other	6,036	2,819
Total accrued expenses and other current liabilities	$43,824	$37,833

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue. Activity for the years ended December 31, 2023 and 2022 was as follows (in thousands):

	December 31,
	2023	2022
Balance at beginning of period	$2,332	$2,338
Provision	23,713	21,455
Returns and allowances	$(23,596)	(21,461)
Balance at end of period	$2,449	$2,332

NOTE 7. LEASES

Total operating lease ROU assets and lease liabilities were as follows (in thousands):

		December 31,
Assets	Classification	2023	2022
Operating ROU assets at cost	Operating lease right of use assets	$42,169	$31,041
Accumulated amortization	Operating lease right of use assets	(7,921)	(3,229)
Net book value		$34,248	$27,812

Liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$4,993	$3,873
Noncurrent:
Operating leases	Operating lease liabilities	35,572	28,537
Total lease liabilities		$40,565	$32,410

Total operating lease costs were as follows (in thousands):

		December 31,
	Classification	2023	2022
Operating lease costs	Selling, general and administrative expense	$6,912	$4,372
Variable lease costs	Selling, general and administrative expense	1,345	913
Total lease costs		$8,257	$5,285

The maturity analysis of the operating lease liabilities as of December 31, 2023 was as follows (in thousands):

Amount
Years ending December 31,
2024	$7,078
2025	7,769
2026	7,524
2027	6,150
2028	5,127
Thereafter	16,192
Total minimum lease payments(1)	49,840
Less: imputed interest	(9,275)
Net present value of operating lease liabilities	40,565
Less: current portion	(4,993)
Long-term portion	$35,572

(1) Future minimum lease payments exclude $2.4 million of future payments required under a signed lease agreement that has not yet commenced. This operating lease will commence during fiscal year 2024 with a lease term of seven years.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate on long-term leases as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Weighted-average remaining lease term - operating leases	7.0 years	7.3 years
Weighted-average discount rate - operating leases	5.5%	4.5%

Supplemental cash flow information related to operating leases is as follows:
Operating cash flows from operating leases	$6,443	$4,020
ROU assets obtained in exchange for operating lease liabilities	$12,447	$13,970

NOTE 8. DEBT

The following table summarizes the net carrying amount of the Company's outstanding debt as of December 31, 2023 and 2022, net of debt issuance costs (in thousands):

	December 31, 2023			December 31, 2022
	Outstanding principal	Debt issuance costs	Net carrying amount	Outstanding principal	Debt issuance costs	Net carrying amount
Current portion	$4,063	$—	$4,063	$3,250	$—	$3,250
Long-term	56,063	(490)	55,573	60,125	(663)	59,462
Total debt	$60,126	$(490)	$59,636	$63,375	$(663)	$62,712

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

The Company was required to make interest-only payments on the Runway Term Loan through April 15, 2022, at which time the Runway Term Loan began amortizing, with equal monthly payments of principal, which would fully amortize the principal amount of the Runway Term Loan by October 15, 2023, plus interest being paid by the Company to Runway in consecutive monthly installments until October 15, 2023. The Runway Term Loan was scheduled to mature on October 15, 2023. The Runway Term Loan carried a prepayment fee of 3.00% declining to 0.00% based on the anniversary date of payment, and a final payment fee equal to 4.50% of the principal amount repaid upon prepayment, plus $0.2 million.

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

SVB Credit Agreement

On May 24, 2022 (the “Closing Date”), Brilliant Earth, LLC, as borrower, and SVB, as administrative agent and collateral agent for the lenders, entered into a credit agreement (the “SVB Credit Agreement”) which provides for a secured term loan credit facility of $65.0 million (the “SVB Term Loan”) and a secured revolving credit facility in an amount of up to $40.0 million (the “SVB Revolving Facility”, and together with the SVB Term Loan, the “SVB Credit Facilities”).

The SVB Credit Facilities were used to refinance existing indebtedness, pay related fees and expenses, and will be used from and after the Closing Date for working capital and general corporate purposes. The SVB Credit Facilities mature on May 24, 2027 (the “Maturity Date”). As of December 31, 2023, there are no amounts outstanding under the SVB Revolving Facility.

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

The SVB Term Loan is required to be repaid on the last day of each calendar quarter (commencing on September 30, 2022), in an amount equal to 1.25% per quarter through June 30, 2024, 1.875% per quarter from September 30, 2024 through June 30, 2025, and 2.50% per quarter thereafter, with the balance payable on the Maturity Date. The SVB Term Loan is also subject to certain mandatory prepayment requirements in connection with asset sales, casualty events and debt incurrence, subject to customary exceptions.

The SVB Credit Facilities are subject to customary affirmative covenants and negative covenants as well as financial maintenance covenants. The financial covenants are tested at the end of each fiscal quarter and require that (a) the Company and its subsidiaries not have a Consolidated Fixed Charge Coverage Ratio (defined as the ratio of (i) Consolidated EBITDA, less cash taxes (including tax distributions), less certain capital expenditures, less cash dividends and other cash restricted payments, to (ii) the sum of cash interest expense and scheduled principal payments on outstanding debt (in each case, as further defined in the SVB Credit Agreement)) of less than 1.25 to 1.00, (b) the Company and its subsidiaries not have a Consolidated Total Leverage Ratio of more than 4.00 to 1.00, and (c) Brilliant Earth, LLC and its subsidiaries not have a Consolidated Borrower Leverage Ratio (defined substantially similar as Consolidated Total Leverage Ratio, but limited to Brilliant Earth, LLC and its subsidiaries) in excess of 3.00 to 1.00 (which level is subject to temporary increases to 4.00 to 1.00 in connection with certain acquisitions). As of December 31, 2023 the Company was in compliance with such covenants.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. On March 14, 2023, the FDIC announced the establishment of Silicon Valley Bridge Bank, N.A. (the “Bridge Bank”) which assumed the deposits and obligations of SVB. On March 26, 2023, the FDIC announced that it had entered into a purchase and assumption agreement with First-Citizens Bank & Trust Company, Raleigh, North Carolina (“First Citizens”) under which all deposits and loans of the Bridge Bank were assumed by First Citizens.

At December 31, 2023, deferred issuance costs included in other assets totaled $0.3 million, net of accumulated amortization of $0.2 million. At December 31, 2023, deferred issuance costs included in long-term debt totaled $0.5 million, net of accumulated amortization of $0.3 million. These costs are being amortized to interest expense over the term of the loan.

The Company's debt effective interest rate was 8.25% and 7.18%, for the years ended December 31, 2023 and 2022, respectively. Interest expense was $4.9 million and $4.1 million; and amortization of deferred issuance costs was $0.3 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the aggregate future principal payments under the SVB Term Loan were as follows (in thousands):

Principal
Years ending December 31,
2024	$4,063
2025	5,688
2026	6,500
2027	43,875
Total aggregate future principal payments	$60,126

NOTE 9. STOCKHOLDERS’ EQUITY AND MEMBERS UNITS

Summary Capitalization

The following summarizes the capitalization and voting rights of the Company’s classes of equity as of December 31, 2023 and 2022:

		December 31,
		2023	2022
	Authorized	Issued & Outstanding		Votes per share	Economic Rights
Preferred stock	10,000,000	None	None

Common stock:
Class A	1,200,000,000	12,522,146	11,246,694	1	Yes
Class B	150,000,000	35,688,349	35,482,534	1	No
Class C	150,000,000	49,119,976	49,119,976	10	No
Class D	150,000,000	None	None	10	Yes

Common stock reserved for issuances:
Conversion of LLC Units		84,808,325	84,602,510
Unvested LLC Units		177,884	615,000
Unvested RSUs		3,942,052	3,158,686
Stock options		758,458	857,615

Common LLC Units		84,808,325	84,602,510	No	Yes

Our Board of Directors (the “Board”) is authorized to direct the Company to issue shares of preferred stock in one or more series and the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through December 31, 2023, no series of preferred stock have been issued.

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

The different classes of common stock as of December 31, 2023, are held as follows:

•12,522,146 shares of Class A common stock that includes conversion of LLC Units and vesting of RSUs;

•35,688,349 shares of Class B common stock are held by the Continuing Equity Owners excluding the Founders; and

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

Brilliant Earth, LLC

As of December 31, 2023, Brilliant Earth Group, Inc. holds a 12.9% economic interest in Brilliant Earth, LLC through its ownership of 12,522,146 LLC Units, but consolidates Brilliant Earth, LLC as sole managing member. The remaining 84,808,325 LLC units representing an 87.1% interest are held by the Continuing Equity Owners and presented in the consolidated financial statements as a non-controlling interest.

The organization agreements include a provision for the Continuing Equity Owners, subject to certain exceptions from time to time at each of their option, to require Brilliant Earth, LLC to redeem all or a portion of their LLC Units in exchange for, at the Company’s election, newly-issued shares of Class A common stock or Class D common stock, as applicable, on a one-for-one basis or, at the Company's election, a cash payment equal to a volume weighted average market price of one share of Class A common stock for each LLC Interest so redeemed, in each case, in accordance with the terms of the LLC Agreement. The redemption feature is not bifurcated from the underlying LLC Unit.

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

Distributions to Members Related to Their Income Tax Liabilities

As a limited liability company treated as a partnership for income tax purposes, Brilliant Earth, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the LLC Agreement, Brilliant Earth, LLC is required to distribute cash, to the extent that Brilliant Earth, LLC has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Brilliant Earth, LLC taxable earnings. Brilliant Earth, LLC makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. Such distributions totaled approximately $9.9 million and $18.3 million for the years ended December 31, 2023 and 2022, respectively.

Repurchase Program

In December 2023, the Board approved a share repurchase program authorizing the Company to purchase up to an aggregate of $20.0 million of the Company's Class A common stock through the expiration of the program in December 2026.

The Company may repurchase shares, under the program, from time to time through open market purchases, in privately negotiated transactions or by other means. Open market repurchases will be structured to occur in accordance with applicable federal securities law, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The timing, amount, and manner of stock repurchases will be determined at the Company’s discretion, subject to business, economic and market conditions, corporate needs and regulatory requirements, prevailing stock prices and other considerations. The share repurchase program does not obligate the Company to acquire a specific number of shares of Class A common stock and may be suspended, terminated, or modified at any time without notice, at the discretion of the Board.

The Company did not repurchase any Class A common stock during the year ended December 31, 2023. Any repurchases of equity will be accounted for as treasury stock and be reported at the purchase price as a reduction of equity within the consolidated balance sheet.

NOTE 10. EQUITY-BASED COMPENSATION

Overview

The 2021 Incentive Award Plan and the 2021 Employee Stock Purchase Plan (the “2021 Plans”) were adopted to attract, retain, and motivate selected employees, consultants, and directors through the granting of equity-based compensation awards and cash-based performance bonus awards. The compensation committee or its approved designees administer the 2021 Plans. Subject to the terms and conditions of the 2021 Plans, the administrator has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject to awards and the terms and conditions of awards, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2021 Plans.

As of December 31, 2023 we have reserved 11,966,972 shares of common stock for issuance pursuant to a variety of equity-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, and other equity-based awards under the 2021 Incentive Award Plan. In addition, 1,847,197 shares of Class A common stock are reserved for issuance under our Employee Stock Purchase Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Award Plan is increased by an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board; provided, however, that no more than 81,929,342 shares of stock may be issued upon the exercise of incentive stock options. As of December 31, 2023, 5,846,491 shares of common stock are available for future grant under the 2021 Incentive Award Plan. Vesting is subject to certain change in control provisions as provided in the award agreements.

Grants of Restricted Stock Units

The fair value of RSUs are based on the fair value of a Class A share of common stock at the time of grant. RSUs have a time-based vesting requirement (based on continuous employment). Upon vesting, the RSUs convert into Class A common stock; unvested RSUs are not considered outstanding shares of Class A common stock. The agreements generally provide for 25% vesting at the first anniversary of the date of the grant (or a shorter period at the administrator’s discretion), with the remainder vesting quarterly over the following three years.

The following table summarizes the activity related to the Company’s RSUs for the year ended December 31, 2023:

	Number of Restricted Stock Units	Weighted average grant date fair value per unit
Balance as of December 31, 2021, unvested	1,377,728	$13.15
Granted	2,891,551	$7.68
Vested	(351,119)	$12.72
Forfeited	(759,474)	$9.74
Balance as of December 31, 2022, unvested	3,158,686	$9.01
Granted	2,640,038	$4.28
Vested	(1,064,101)	$9.07
Forfeited	(792,571)	$7.65
Balance as of December 31, 2023, unvested	3,942,052	$6.10

The total fair value of RSUs vested for the years ended December 31, 2023 and 2022, was $9.7 million and $4.5 million, respectively.

Total compensation expense for RSUs was approximately $8.9 million and $7.2 million for the years ended December 31, 2023 and 2022, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations. The Company recognized $0.1 million of tax benefit associated with the equity-based compensation expense for RSUs for the year ended December 31, 2023, and $0.1 million of tax benefit for the year ended December 31, 2022, respectively.

As of December 31, 2023, total compensation expense related to unvested RSUs not yet recognized was $21.0 million and the weighted-average period over which the compensation is expected to be recognized was 2.5 years.

Stock Options

Stock option awards have a time-based vesting requirement that is based on continuous employment. Upon vesting, the stock options are exercisable into Class A common stock. Vesting is generally over four years from the date of grant and options may be exercised up to 10 years from the date of issuance.

The following table summarizes the activity related to the outstanding and exercisable stock options:

	Number of options	Weighted average exercise price	Weighted average grant date fair value per option	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2022	857,615	$12.00	$4.27	8.7
Forfeited	(99,157)	$12.00	$4.29
Outstanding as of December 31, 2023	758,458	$12.00	$4.27	7.7

Exercisable as of December 31, 2023	580,216	$12.00	$4.26	7.7
Unvested as of December 31, 2023	178,242	$12.00	$4.29	7.7
Vested and expected to vest as of December 31, 2023	758,458	$12.00	$4.27	7.7

As of December 31, 2023, the vested stock options did not have an aggregated intrinsic value as the exercise price exceeded the estimated fair market value of the stock options.

Total compensation expense for stock options was approximately $0.8 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations. No tax benefit was associated with the equity-based compensation expense for stock options.

As of December 31, 2023, total compensation expense related to unvested option awards not yet recognized was $0.8 million and the weighted-average period over which the compensation is expected to be recognized was 1.2 years.

LLC Units

The fair value of restricted LLC Units was based on the fair value of an unrestricted LLC Unit at the date of grant. The following table summarizes the activity related to the unvested LLC Units:

	Number of LLC Units	Weighted average grant date fair value per unit
Balance, December 31, 2022, unvested	615,000	$0.61
Forfeited	(19,950)	$0.32
Vested	(417,166)	$0.49
Balance, December 31, 2023, unvested	177,884	$0.93
The total fair value of LLC Units vested for the years ended December 31, 2023 and 2022, was $0.2 million and $0.4 million, respectively.

Total compensation expense for LLC Units was approximately $0.2 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

As of December 31, 2023, total expense related to unvested LLC Units not yet recognized was $0.2 million and the weighted-average period over which the compensation is expected to be recognized was 1.2 years.

NOTE 11. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Overview of Income Taxes

Brilliant Earth Group, Inc. is taxed as a subchapter C corporation and is subject to federal and state income taxes. Brilliant Earth Group, Inc.'s sole material asset is its ownership interest in Brilliant Earth, LLC, which is a limited liability company that is taxed as a partnership for U.S. federal and certain state and local income tax purposes. Brilliant Earth, LLC’s net taxable income or loss and related tax credits, if any, are passed through to its members on a pro-rata basis and included in the member’s tax returns. The income tax burden on the earnings taxed to the non-controlling interest holders is not reported by the Company in its consolidated financial statements under GAAP.

The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on those jurisdictions’ rules, generally after the income tax returns are filed.

Income Tax Benefit and Deferred Tax Asset

The Company has recorded a deferred tax asset primarily related to the outside basis difference between GAAP and reporting for income tax purposes of the Brilliant Earth Group, Inc.’s investment in Brilliant Earth, LLC. The basis difference resulted from the step-up in basis allowed under Section 743(b) and 197 of the Internal Revenue Code related to the purchase of LLC Units from the Continuing Equity Owners. The deferred tax asset is expected to be amortized over the useful lives of the underlying assets. In assessing the realizability of deferred tax assets, management determined that it was more likely than not that the deferred tax assets will be realized.

Provision for Income Taxes

Brilliant Earth Group, Inc.'s income tax benefits were $0.4 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively. Brilliant Earth Group, Inc. had no business transactions or activities, and accordingly, no amounts related to income taxes were incurred by the Company.

Total Company earnings used to compute income taxes is as follows (in thousands):

	December 31,
	2023	2022
Pre-tax earnings of the Company	$4,303	$18,857
Earnings allocable to NCI (not allocable to the Company)	(4,150)	(16,890)
Pre-tax earnings of Brilliant Earth, Inc.	153	1,967
Income tax benefit of Brilliant Earth, Inc.	431	168
After tax earnings of Brilliant Earth Group, Inc.	$584	$2,135

The components of the benefit from income taxes are as follows (in thousands):

	December 31,
	2023	2022
Current tax expense
Federal	$—	$—
State	57	—
Total current income tax expense	57	—

Deferred tax benefit
Federal	(389)	(136)
State	(99)	(32)
Total deferred income tax benefit	(488)	(168)

Benefit from income taxes	$(431)	$(168)

A reconciliation of the expected federal statutory rate of 21.0% to the effective rate is as follows (in thousands):

		December 31,
	2023		2022
	Tax effect	Rate	Tax effect	Rate
Brilliant Earth Group, Inc. expected tax expense at statutory rate	$32	21.0%	$413	21.0%
Less: equity interest in earnings of subsidiary not taxable (permanent difference)	(309)	(202.1)%	(645)	(32.8)%
Brilliant Earth Group, Inc. level pre-tax loss as adjusted for tax	(277)	(181.1)%	(232)	(11.8)%
Income from investee per K-1 (inside basis difference)	338	221.0%	602	30.6%
Loss from step up in outside basis	(492)	(322.0)%	(538)	(27.4)%
Income tax benefit at effective rate	$(431)	(282.1)%	$(168)	(8.6)%

The components of deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Outside basis difference in investment	$8,773	$8,464
Net operating loss carryforwards	972	484
Net deferred tax asset	$9,745	$8,948

The Company recognizes deferred tax assets to the extent it believes, based on available evidence, that it is more likely than not that they will be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. For the years ended December 31, 2023 and 2022, the Company evaluated the likelihood it would realize its deferred tax assets and determined the probability to be more likely than not, and accordingly, no valuation allowance was recognized.

As of December 31, 2023, the Company has total federal net operating loss carryforwards (“NOLs”) of $3.7 million that have no expiration date. The Company also has total state NOLs of $2.2 million that begin to expire in 2036. Management believes on a more likely than not basis that the Company will be able to realize the tax benefit of its NOLs carryforwards.

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

Uncertain Tax Positions

The Company follows the provisions of GAAP relating to uncertainty in income taxes as it prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the consolidated financial statements.

As of December 31, 2023, the Company had not incurred or recorded any penalties or interest related to income taxes in the consolidated statements of operations. Additionally, the Company did not record any uncertain tax positions on the consolidated balance sheets as management concluded that no such positions existed as of December 31, 2023.

The Company is subject to examination for the years ended December 31, 2023 and 2022, and the period from September 22, 2021 to December 31, 2021. The Company is not currently subject to income tax audits in any U.S. or state jurisdictions for any tax year.

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

In addition, as part of the IPO, the Company entered into a TRA with the Continuing Equity Owners to pay 85% of the tax savings from the tax basis adjustment to them as such savings are realized. Amounts payable under the TRA are contingent upon, among other things, generation of sufficient future taxable income during the term of the TRA. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders’ equity. The effect of subsequent changes in enacted tax rates will be included in net income.

As of December 31, 2023, related to the TRA, the Company has recorded (i) a deferred tax asset in the amount of $8.8 million, (ii) a corresponding estimated liability with a balance of $8.2 million representing 85% of the projected tax benefits to the TRA Owners; and (iii) $0.6 million of additional paid-in capital.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes or claims. In addition, the Company is subject to examination by various tax authorities. Although the Company cannot predict with assurance the outcome of any litigation or audit, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company’s financial condition, results of operations or cash flows. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, to the extent possible, the Company discloses the range of such reasonably possible losses.

On December 5, 2022, plaintiff Veronica Cusimano, a former employee of the Company, filed a representative action against the Company pursuant to the Private Attorneys General Act of 2004 in California Superior Court, Los Angeles County. The complaint alleges, on behalf of the plaintiff and similarly situated employees and former employees in California, various claims under the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. The plaintiff seeks civil penalties, attorneys' fees and costs in unspecified amounts, and other unspecified damages. On February 10, 2023, the Company filed a petition to compel arbitration on the basis of an agreement between the plaintiff and the Company to arbitrate any claims between them. On April 28, 2023, the petition was denied. The Company intends to vigorously defend the alleged individual and representative claims, and, on May 9, 2023, the Company appealed the Superior Court's denial of its petition to compel arbitration to the California Court of Appeal, Second Appellate District and the appeal is currently pending. At this time, any liability related to the alleged claims is not currently probable or reasonably estimable.

Non-Income Related Taxes

The Company collects and remits sales and use taxes in a variety of jurisdictions across the U.S. The amounts payable to relevant sales and use tax authorities are accrued in the period incurred and presented on the balance sheet as a component of accrued expenses and other current liabilities.

Purchase Obligations

From time to time in the normal course of business, the Company will enter into agreements with suppliers or service providers. As of December 31, 2023, unconditional future minimum payments under agreements to purchase services primarily related to software maintenance and marketing and advertising spending. As of December 31, 2023, these commitments with a remaining term in excess of 12 months totaled $8.1 million.

Capital Commitments

The Company may enter into commitments to expand various locations, which generally include design, store construction and improvements. As of December 31, 2023, these commitments totaled $0.8 million, related to new showroom construction and improvements to existing locations.

401(K) Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code, which provides for voluntary contributions from the Company and its employees and certain other service providers. Contributions from the Company were $1.4 million and $0.9 million, for the years ended December 31, 2023 and 2022, respectively.

NOTE 13. SUBSEQUENT EVENTS

On February 21, 2024, we entered into the First Amendment to the SVB Credit Agreement (the “First Amendment”), pursuant to which the lenders agreed to suspend the requirement to comply with the Consolidated Fixed Charge Coverage Ratio covenant on the last day of the fiscal quarters ending December 31, 2023, March 31, 2024, and June 30, 2024. The First Amendment also requires us to maintain Balance Sheet Cash (defined as unrestricted cash and cash equivalents held in accounts with the lenders and their affiliates ) in an amount greater than the sum of the aggregate principal amount outstanding under the SVB Revolving Facility (including issued letters of credit) and the aggregate principal amount of the SVB Term Loan outstanding at such time, which requirement applies at all times commencing on February 21, 2024 until the last day of the fiscal quarter ending June 30, 2024. After such time, the minimum Balance Sheet Cash covenant no longer applies.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weakness described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting, due to the material weakness described below, was not effective as of December 31, 2023.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified a material weakness in internal control related to ineffective information technology general controls (“ITGCs”) in the areas of change management, user access and segregation of duties related to certain information technology (“IT”) systems that support the Company's financial reporting processes, resulting in ineffective design and implementation of IT-dependent controls, such as journal entry controls. We believe that these control deficiencies were due to gaps in the sufficiency of IT resources and risk-assessment processes to identify and assess access in certain IT environments that could impact internal controls over financial reporting.

The material weakness did not result in any identified misstatements in our consolidated financial statements, and there were no changes to previously issued financial results. However, because the material weakness creates a reasonable possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis, the Company's management concluded the Company's internal control over financial reporting was ineffective.

Remediation

In response to this material weakness in internal control over financial reporting related to ineffective ITGCs for key IT systems, the Company has taken and is continuing to take actions to remediate change management and access related control failures. Our remediation plan also includes: (i) enhancing processes around reviewing privileged access to key financial systems and ensuring appropriate segregation of duties, (ii) strengthening change management procedures, (iii) expanding the management and governance over ITGCs, (iv) developing and implementing additional training addressing internal controls, (v) enhancing the existing access management procedures and ownership; and (vi) establishing and monitoring metrics within information technology to track adherence to access and change management controls. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives.

The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that it will prevent or avoid potential future material weaknesses.

Auditor's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

a.Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.

b.Insider Trading Arrangements and Policies

Adoption and Termination of Trading Arrangements

(b) During the three months ended December 31, 2023, the following directors and "officers" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated "Rule 10b5-1 trading arrangements" and/or "non-Rule 10b5-1 trading arrangements" (each as defined in Item 408 of Regulation S-K).

On November 28, 2023, Jennifer Harris, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading arrangement (the “Harris Sales Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and which provides for the sale of an indeterminate number of Class A common stock related to the future vesting of up to 37,940 restricted stock units. The Harris Sales Plan will remain in effect until the earliest of (1) November 15, 2024, (2) the date on which an aggregate of 37,940 shares of the Company’s Class A common stock have been sold, or (3) such time as the Harris Sales Plan is otherwise terminated or expires according to its terms.

On December 12, 2023, Just Rocks, Inc., a Delaware corporation which is jointly owned and controlled by Beth Gerstein, the Company’s Chief Executive Officer and a member of the Board of Directors, and Eric Grossberg, the Company’s Executive Chairman, terminated an existing Rule 10b5-1 trading arrangement (the “Original Just Rocks Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted on November 23, 2022 and providing for the sale of up to 4,700,000 shares of the Company’s Class A common stock. Prior to its termination, no shares of Class A common stock were sold under the Original Just Rocks Sales Plan. On December 12, 2023, Just Rocks adopted a new Rule 10b5-1 trading arrangement (the “Just Rocks Sales Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and which provides for the sale of up to 700,000 shares of the Company’s Class A common stock. The Just Rocks Sales Plan will remain in effect until the earliest of (1) November 15, 2024, (2) the date on which an aggregate of 700,000 shares of the Company’s Class A common stock have been sold under the Just Rocks Sales Plan, or (3) such time as the Just Rocks Sales Plan is otherwise terminated or expires according to its terms.

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

The remaining information required by this item will be included under the captions “Election of Directors,” “Executive Officers,” and Corporate Governance” in our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 (the “2024 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included under the captions “Board Compensation,” “Executive Compensation” and “Other Matters—Compensation Committee Interlocks and Insider Participation” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Security Authorized For Issuance Under Equity Compensation Plans” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm Fees and Other Matters” in the 2024 Proxy Statement and is incorporated herein by reference.

Part IV
Item 15. Exhibit and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements required by this item are listed in Part II, Item 8 “Financial Statements and Supplementary Data” herein.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Brilliant Earth Group, Inc.	8-K	001-40836	3.1	9/27/2021
3.2	Amended and Restated Bylaws of Brilliant Earth Group, Inc.	8-K	001-40836	3.2	9/27/2021
4.1	Specimen Stock Certificate evidencing shares of Class A Common Stock	S-1/A	001-40836	4.1	9/14/2021
4.2	Description of Capital Stock	10-K	001-40836	4.2	3/22/2022
10.1	Amended and Restated Limited Liability Company Agreement of Brilliant Earth, LLC, dated as of September 22, 2021.	8-K	001-40836	10.1	9/27/2021
10.2	Tax Receivable Agreement, dated as of September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and its Members.	8-K	001-40836	10.2	9/27/2021
10.3	Registration Rights Agreement, dated September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and its Original Equity Owners.	8-K	001-40836	10.3	9/27/2021
10.4	Stockholders Agreement, dated September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and the Original Members.	8-K	001-40836	10.4	9/27/2021
10.5#	Employment Agreement dated as of May 10, 2023 by and between Beth Gerstein and Brilliant Earth Group, Inc.	10-Q	001-40836	10.1	5/12/2023
10.6#	Employment Agreement dated as of May 10, 2023 by and between Eric Grossberg and Brilliant Earth Group, Inc.	10-Q	001-40836	10.2	5/12/2023
10.7#	Employment Agreement dated as of May 10, 2023 by and between Jeffrey Kuo and Brilliant Earth Group, Inc.	10-Q	001-40836	10.3	5/12/2023
10.8#	Brilliant Earth Group, Inc. 2021 Incentive Award Plan.	S-8	333-259736	99.1	9/23/2021
10.9#	Brilliant Earth Group, Inc. 2021 Employee Stock Purchase Plan.	S-8	333-259736	99.2	9/23/2021
10.10#	Form of Brilliant Earth, LLC Unit Restriction Agreement (Class M Units).	S-1/A	001-40836	10.9	9/14/2021

10.11#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	001-40836	10.11	9/14/2021
10.12#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	001-40836	10.12	9/14/2021
10.13#	Non-Employee Director Compensation Program.	S-1/A	001-40836	10.14	9/14/2021
10.14	Form of Indemnification Agreement.	S-1/A	001-40836	10.15	9/14/2021
10.15†+
Senior Secured Credit Facilities Credit Agreement dated as of May 24, 2022, as amended by the First Amendment to Credit Agreement, dated February 21, 2024, among Brilliant Earth, LLC as the Borrower, the several lenders from time to time party thereto, Silicon Valley Bank as Administrative Agent, Joint Lead Arranger, Bookrunner, Issuing Lender and Swingline Lender and JPMorgan Chase Bank, N.A., as Joint Lead Arranger.
*
21.1	Subsidiaries of Brilliant Earth Group, Inc.	10-K	001-40836	21.1	3/22/2022
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation					*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management or compensatory plan.

†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). Brilliant Earth agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
+	Certain portions of this exhibit (indicated by “[****]”) have been redacted pursuant to Regulation S-K Item 601(b)(10)(iv) because such information is (i) not material and (ii) could be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2024

Brilliant Earth Group, Inc.

/s/ Beth Gerstein
Name:	Beth Gerstein
Title:	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey Kuo
Name:	Jeffrey Kuo
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Beth Gerstein	Chief Executive Officer and Director	March 28, 2024
Beth Gerstein	(Principal Executive Officer)

/s/ Jeffrey Kuo	Chief Financial Officer	March 28, 2024
Jeffrey Kuo	(Principal Financial and Accounting Officer)

/s/ Eric Grossberg	Executive Chairman	March 28, 2024
Eric Grossberg

/s/ Ian M. Bickley	Director	March 28, 2024
Ian M. Bickley

/s/ Jennifer N. Harris	Director	March 28, 2024
Jennifer N. Harris

/s/ Attica A. Jaques	Director	March 28, 2024
Attica A. Jaques

/s/ Beth E. Kaplan	Director	March 28, 2024
Beth E. Kaplan

/s/ Gavin M. Turner	Director	March 28, 2024
Gavin M. Turner