Form 10-Q
period 2024-03-31
Brilliant Earth Group, Inc.
filed 2024-05-10
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2024, there were 12,986,143 shares of the registrant's Class A common stock, $0.0001 par value per share, outstanding, 35,763,920 shares of the registrant's Class B common stock, $0.0001 par value per share, outstanding, 49,119,976 shares of the registrant's Class C common stock, $0.0001 par value per share, outstanding and no shares of the registrant's Class D common stock, $0.0001 per share, outstanding.

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
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to risks related to: fluctuations in the pricing and supply of diamonds, other gemstones, and precious metals, particularly responsibly sourced natural and lab-grown diamonds and recycled precious metals such as gold; increases in labor costs for manufacturing such as wage rate increases, as well as inflation, and energy prices; risks related to an overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary or inflationary conditions, governmental instability, war and fears of war, and natural disasters; our ability to cost-effectively turn existing customers into repeat customers or to acquire new customers; our rapid growth in recent years and limited operating experience at our current scale of operations; our ability to manage growth effectively; increased lead times, and supply shortages and supply changes; our expansion plans in the United States ("U.S."); our ability to compete in the fine jewelry retail industry; our ability to maintain and enhance our brand and to engage or expand our base of customers may be impaired and our business, financial condition, and results of operations may suffer; our ability to effectively develop and expand our sales and marketing capabilities and increase our customer base and achieve broader market acceptance of our e-commerce and omnichannel approach to shopping for fine jewelry; our profitability and cash flows may be negatively affected if we are not successful in managing our inventory balances and inventory shrinkage; a decline in sales of Design Your Own rings; our heavy reliance on our information technology systems, as well as those of our third-party vendors and service providers, for our business to effectively operate and to safeguard confidential information and risks related to any significant failure, inadequacy or interruption of these systems, security breaches or loss of data; the impact of environmental, social, and governance matters on our business and reputation; our ability to manage risks related to our e-commerce and omnichannel business; our ability to effectively anticipate and respond to changes in consumer preferences and shopping patterns, and introduce new products and programs that appeal to new or existing customers; our dependence on distributions from Brilliant Earth, LLC, our principal asset, to pay our taxes and expenses, including payments under the Tax Receivable Agreement (as defined herein) to Continuing Equity Owners (as defined herein) in respect to certain tax benefits; risks related to our obligations to make substantial cash payments under the Tax Receivable Agreement and risks related to our organizational structure; and the other risks, uncertainties and factors described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Form 10-K") filed with the Securities and Exchange Commission (the "SEC") on March 28, 2024. Other sections of this Quarterly Report on Form 10-Q include additional factors that could adversely impact our business and financial performance.

Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. This Quarterly Report on Form 10-Q and the documents that we have filed as exhibits should be read with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

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
•"LLC Interests" or "LLC Units" refers to the common units of Brilliant Earth, LLC, including those that we purchased with the net proceeds from our initial public offering ("IPO"), which occurred on September 23, 2021.
•"LLC Agreement" refers to Brilliant Earth, LLC's amended and restated limited liability company agreement, which became effective prior to the consummation of the IPO.
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

Part I - Financial Information
Item 1. Financial Statements
Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$147,454	$155,809
Restricted cash	213	211
Inventories, net	38,905	37,788
Prepaid expenses and other current assets	11,183	11,048
Total current assets	197,755	204,856
Property and equipment, net	21,679	22,047
Deferred tax assets	9,495	9,745
Operating lease right of use assets	36,258	34,248
Other assets	3,012	2,687
Total assets	$268,199	$273,583

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,473	$4,511
Accrued expenses and other current liabilities	33,599	43,824
Deferred revenue	22,815	19,556
Current portion of operating lease liabilities	5,372	4,993
Current portion of long-term debt	4,469	4,063
Total current liabilities	68,728	76,947

Long-term debt, net of debt issuance costs	54,337	55,573
Operating lease liabilities	37,262	35,572
Payable pursuant to the Tax Receivable Agreement	8,014	8,035
Total liabilities	168,341	176,127

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.0001 par value, 1,200,000,000 shares authorized; 13,044,670 shares issued and 13,012,299 shares outstanding at March 31, 2024 and 12,522,146 shares outstanding at December 31, 2023	1	1
Class B common stock, $0.0001 par value, 150,000,000 shares authorized; 35,756,276 and 35,688,349 shares outstanding at March 31, 2024 and December 31, 2023, respectively	4	4
Class C common stock, $0.0001 par value, 150,000,000 shares authorized; 49,119,976 shares outstanding at March 31, 2024 and December 31, 2023, respectively	5	5
Class D common stock, $0.0001 par value, 150,000,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	8,978	8,275
Treasury stock, at cost; 32,371 shares and none at March 31, 2024 and December 31, 2023, respectively	(100)	—
Retained earnings	4,386	4,247
Stockholders' equity attributable to Brilliant Earth Group, Inc.	13,274	12,532
Non-controlling interests attributable to Brilliant Earth, LLC	86,584	84,924
Total stockholders' equity	99,858	97,456
Total liabilities and stockholders' equity	$268,199	$273,583
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Net sales	$97,337	$97,698
Cost of sales	39,031	44,022
Gross profit	58,306	53,676
Operating expenses:
Selling, general and administrative	57,429	53,766
Income (loss) from operations	877	(90)
Interest expense	(1,214)	(1,206)
Other income, net	1,477	843
Income (loss) before tax	1,140	(453)
Income tax (expense) benefit	(73)	13
Net income (loss)	1,067	(440)
Net income (loss) allocable to non-controlling interest	928	(388)
Net income (loss) allocable to Brilliant Earth Group, Inc.	$139	$(52)

Earnings per share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
Weighted average shares of common stock outstanding:
Basic	12,736,014	11,387,936
Diluted	97,850,288	11,387,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands except share amounts)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock						Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Stockholders' Equity
Balance, January 1, 2024	12,522,146	$1	35,688,349	$4	49,119,976	$5	$8,275	$—	$4,247	$12,532	84,808,325	$84,924	$97,456
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	—	(988)	(988)
Conversion of Class B to Class A common stock	16,260	—	(16,260)	—	—	—	—	—	—	—	(16,260)	—	—
RSU vesting during period	506,264	—	—	—	—	—	—	—	—	—	—	—	—
Repurchases of common stock	(32,371)	—	—	—	—	—	—	(100)	—	(100)	—	—	(100)
Class B shares issued upon vesting of LLC units	—	—	84,187	—	—	—	—	—	—	—	84,187	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	(164)	—	—	(164)	—	—	(164)
Equity-based compensation	—	—	—	—	—	—	2,541	—	—	2,541	—	46	2,587
Net income	—	—	—	—	—	—	—	—	139	139	—	928	1,067
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(1,674)	—	—	(1,674)	—	1,674	—
Balance, March 31, 2024	13,012,299	$1	35,756,276	$4	49,119,976	$5	$8,978	$(100)	$4,386	$13,274	84,876,252	$86,584	$99,858

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock					Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Stockholders' Equity
Balance, January 1, 2023	11,246,694	$1	35,482,534	$4	49,119,976	$5	$7,256	$3,663	$10,929	84,602,510	$82,212	$93,141
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(1,468)	(1,468)
Conversion of Class B to Class A common stock	71,886	—	(71,886)	—	—	—	—	—	—	(71,886)	—	—
RSU vesting during period	252,941	—	—	—	—	—	—	—	—	—	—	—
Class B shares issued upon vesting of LLC units	—	—	115,437	—	—	—	—	—	—	115,437	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	(65)	—	(65)	—	—	(65)
Equity-based compensation	—	—	—	—	—	—	2,204	—	2,204	—	54	2,258
Net loss	—	—	—	—	—	—	—	(52)	(52)	—	(388)	(440)
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(1,780)	—	(1,780)	—	1,780	—
Balance, March 31, 2023	11,571,521	$1	35,526,085	$4	49,119,976	$5	$7,615	$3,611	$11,236	84,646,061	$82,190	$93,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$1,067	$(440)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,203	951
Equity-based compensation	2,587	2,258
Non-cash operating lease cost	1,281	1,085
Amortization of debt issuance costs	69	67
Deferred tax expense (benefit)	73	(14)
Other	(65)	74
Changes in assets and liabilities:
Inventories	(1,051)	1,403
Prepaid expenses and other current assets	15	778
Other assets	(312)	(135)
Accounts payable, accrued expenses and other current liabilities	(12,544)	(10,456)
Deferred revenue	3,259	3,327
Operating lease liabilities	(1,372)	(880)
Net cash used in operating activities	(5,790)	(1,982)
Investing activities
Purchases of property and equipment	(562)	(4,414)
Net cash used in investing activities	(562)	(4,414)
Financing activities
Payments on SVB term loan	(813)	(813)
Repurchases of common stock	(100)	—
Payment of debt issuance costs	(100)	—
Tax distributions to members	(988)	(1,468)
Net cash used in financing activities	(2,001)	(2,281)
Net decrease in cash, cash equivalents and restricted cash	(8,353)	(8,677)
Cash, cash equivalents and restricted cash at beginning of period	156,020	154,854
Cash, cash equivalents and restricted cash at end of period	$147,667	$146,177

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$147,454	$145,972
Restricted cash	213	205
Total cash, cash equivalents, and restricted cash	$147,667	$146,177

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,441	$7,535
Change in deferred tax assets associated with redemption of LLC Units	(177)	374
TRA Obligation associated with redemption of LLC Units	(13)	439
Purchases of property and equipment included in accounts payable and accrued liabilities	273	245
Change in APIC related to redemption of LLC Units	(164)	65

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
The Company designs, procures and sells ethically sourced diamonds, gemstones and jewelry online and through showrooms operating within the United States ("U.S."). Co-headquarters are located in San Francisco, California and Denver, Colorado.

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP" or "GAAP") and the requirements of the Securities and Exchange Commission (the "SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024, or for any other interim period or for any other future year.
The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements of the Company, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023, as disclosed in the 2023 Form 10-K.

There have been no material changes or updates to the Company's significant accounting policies from those described in the audited consolidated financial statements included in the 2023 Form 10-K except for the updates noted below.

Principles of Consolidation and Non-Controlling Interest
The unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiary, Brilliant Earth, LLC. All intercompany balances and transactions have been eliminated in consolidation.
The non-controlling interest on the unaudited condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Brilliant Earth, LLC held by the Continuing Equity Owners. The non-controlling interest on the unaudited condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of March 31, 2024, the non-controlling interest was 86.7%. At the end of each reporting period, equity related to Brilliant Earth, LLC that is attributable to Brilliant Earth Group, Inc. and the Continuing Equity Owners is rebalanced to reflect Brilliant Earth Group, Inc.'s and the Continuing Equity Owners' ownership in Brilliant Earth, LLC.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Some of the more significant estimates include inventory valuation, allowance for sales returns, estimates of current and deferred income taxes payable pursuant to the TRA, useful lives and depreciation of long-lived assets. Actual results could differ materially from those estimates. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in its business or new information available.

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
At March 31, 2024 and December 31, 2023, there were no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

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

Marketing Expenses

Marketing, advertising and promotional costs are generally expensed as incurred, except for certain production costs that are expensed the first time the advertising takes place. During the three months ended March 31, 2024 and 2023, the Company recorded marketing, advertising and promotional costs of $23.2 million and $22.8 million, respectively.

Recent Accounting Pronouncements
Accounting Pronouncements Issued but Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard requires enhanced disclosures about significant segment expenses and other segment items and requires companies to provide all annual disclosures about segments in interim periods. All disclosure requirements are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on the Company's consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the ASU to determine its impact on the Company's consolidated financial statements and related disclosures.

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

Basic and diluted earnings per share of common stock for the three months ended March 31, 2024 and 2023 have been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
Numerator:	2024	2023
Net income (loss) attributable to Brilliant Earth Group, Inc., BASIC	$139	$(52)
Add: Net income (loss) impact from assumed redemption of all LLC Units to common stock	928	(388)
(Less) add: Income tax (expense) benefit on net income (loss) attributable to NCI	(237)	100
Net income (loss) attributable to Brilliant Earth Group, Inc., after adjustment for assumed conversion, DILUTED	$830	$(340)

Denominator:
Weighted average shares of common stock outstanding, BASIC	12,736,014	11,387,936
Dilutive effects of:
Vested LLC Units that are exchangeable for common stock	84,821,000	—
Unvested LLC Units that are exchangeable for common stock	102,040	—
RSUs	191,234	—
Weighted average shares of common stock outstanding, DILUTED	97,850,288	11,387,936

BASIC earnings per share	$0.01	$0.00
DILUTED earnings per share	$0.01	$0.00

Net income (loss) attributable to the non-controlling interest is added back to net income (loss) in the fully dilutive computation and has been adjusted for income taxes which would have been (expensed) benefited had the income (loss) been recognized by Brilliant Earth Group, Inc., a taxable entity. The weighted average common shares outstanding in the diluted computation per share assumes all outstanding LLC Units are converted and the Company will elect to issue shares of common stock upon redemption rather than cash-settle.
For the three months ended March 31, 2024 and 2023, the dilutive impact of LLC Units convertible into common stock were included in the computation of diluted earnings per share under the if-converted method, except when the effect would be anti-dilutive. The dilutive impact of unvested LLC Units and RSUs were included using the treasury stock method.

The following table presents potentially dilutive securities that have been excluded from the computations of earnings per share because such impact would have been anti-dilutive for three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
RSUs	3,062,750	3,326,439
Stock options	750,420	832,152
Vested LLC Units	—	84,617,787
Unvested LLC Units	18,290	575,208

3. REVENUE

Disaggregation of Revenue
The following table discloses total net sales by geography for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$93,653	$92,615
International	3,684	5,083
Total net sales	$97,337	$97,698

Contract Balances

Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred. Deferred revenue also includes payments on the Company's three-year extended service plan that customers have elected to purchase.
As of March 31, 2024, December 31, 2023, and December 31, 2022, total deferred revenue that includes our contract balances was $22.8 million, $19.6 million, and $18.6 million, respectively.

During the three months ended March 31, 2024 and 2023, the Company recognized $16.2 million and $17.4 million, respectively, of revenue that was deferred as of December 31, 2023 and December 31, 2022, respectively.

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

As of March 31, 2024 and December 31, 2023, refund liabilities balances were $1.5 million and $2.4 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.

As of March 31, 2024 and December 31, 2023, returns asset balances were $0.5 million and $1.0 million, respectively, and are included within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.

4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Loose diamonds	$7,490	$8,168
Fine jewelry and other	31,704	29,975
Allowance for inventory obsolescence	(289)	(355)
Total inventories, net	$38,905	$37,788

The allowance for inventory obsolescence consists of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$(355)	$(307)
Change in allowance for inventory obsolescence	66	(64)
Balance at end of period	$(289)	$(371)

As of March 31, 2024 and December 31, 2023, the Company had $21.1 million and $24.8 million, respectively, in consigned inventory held on behalf of suppliers which is not recorded in the unaudited condensed consolidated balance sheets.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Vendor expenses	$11,406	$12,400
Inventory received not billed	10,333	12,686
Payroll expenses	3,107	6,027
Sales and other tax payable	2,564	4,040
Provision for sales returns and allowances	1,487	2,449
Current portion of TRA	—	186
Other	4,702	6,036
Total accrued expenses and other current liabilities	$33,599	$43,824

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue. Activity for the three months ended March 31, 2024 and 2023, was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$2,449	$2,332
Provision	5,942	5,110
Returns and allowances	(6,904)	(5,922)
Balance at end of period	$1,487	$1,520

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

Total operating lease costs were as follows (in thousands):

		Three Months Ended March 31,
	Classification	2024	2023
Operating lease costs	Selling, general and administrative expense	$1,855	$1,553
Operating lease costs	Cost of sales	68	—
Variable lease costs	Selling, general and administrative expense	329	265
Variable lease costs	Cost of sales	34	—
Total lease costs		$2,286	$1,818

The maturity analysis of the operating lease liabilities as of March 31, 2024 was as follows (in thousands):

Amount
For the remainder of the year ending December 31, 2024	$5,462
Years ending December 31,
2025	8,472
2026	8,249
2027	6,896
2028	5,897
2029	5,054
Thereafter	12,273
Total minimum lease payments(1)	52,303
Less: imputed interest	(9,669)
Net present value of operating lease liabilities	42,634
Less: current portion	(5,372)
Long-term portion	$37,262

(1) Future minimum lease payments exclude $4.6 million of future payments required under signed lease agreements that has not yet commenced. These operating leases will commence after March 31, 2024 with a lease term of five to seven years.

The weighted-average remaining lease term and weighted-average discount rate on long-term leases was as follows:

	March 31,	March 31,
	2024	2023
Weighted-average remaining lease term - operating leases	7.0 years	7.5 years
Weighted-average discount rate - operating leases	5.6%	4.5%

Cash paid for amounts included in the measurement of lease liabilities was $1.9 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.

7. DEBT

The following table summarizes the net carrying amount of the Company's outstanding debt as of March 31, 2024 and December 31, 2023, net of debt issuance costs (in thousands):

	March 31, 2024			December 31, 2023
	Outstanding principal	Debt issuance costs	Net carrying amount	Outstanding principal	Debt issuance costs	Net carrying amount
Current portion	$4,469	$—	$4,469	$4,063	$—	$4,063
Long term	54,844	(507)	54,337	56,063	(490)	55,573
Total debt	$59,313	$(507)	$58,806	$60,126	$(490)	$59,636

Credit Agreement - Silicon Valley Bank
On May 24, 2022, Brilliant Earth, LLC, as borrower, and Silicon Valley Bank ("SVB"), as administrative agent and collateral agent for the lenders, entered into a credit agreement (the "SVB Credit Agreement") which provides for a secured term loan credit facility of $65.0 million (the "SVB Term Loan") and a secured revolving credit facility in an amount of up to $40.0 million (the "SVB Revolving Facility," and together with the SVB Term Loan, the "SVB Credit Facilities").
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
On February 21, 2024, we entered into the First Amendment to the SVB Credit Agreement (the "First Amendment"), pursuant to which the lenders agreed to suspend the requirement to comply with the Consolidated Fixed Charge Coverage Ratio covenant on the last day of the fiscal quarters ending December 31, 2023, March 31, 2024, and June 30, 2024. The First Amendment also requires us to maintain Balance Sheet Cash (defined as unrestricted cash and cash equivalents held in accounts with the lenders and their affiliates ) in an amount greater than the sum of the aggregate principal amount outstanding under the SVB Revolving Facility (including issued letters of credit) and the aggregate principal amount of the SVB Term Loan outstanding at such time, which requirement applies at all times commencing on February 21, 2024 until the last day of the fiscal quarter ending June 30, 2024. After such time, the minimum Balance Sheet Cash covenant no longer applies.
As of March 31, 2024, the Company was in compliance with all applicable covenants under the SVB Credit Agreement.

The Company's debt effective interest rate was 8.10% and 7.72% for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, there were no amounts outstanding under the SVB Revolving Facility.
As of March 31, 2024, the aggregate future principal payments under the SVB Term Loan were as follows (in thousands):

Principal
For the remainder of the year ending December 31, 2024	$3,250
Years ending December 31,
2025	5,688
2026	6,500
2027	43,875
Total aggregate future principal payments	$59,313

8. EQUITY-BASED COMPENSATION

Grants of Restricted Stock Units

The following table summarizes the activity related to the Company's restricted stock units ("RSUs") for the three months ended March 31, 2024:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2023, unvested	3,942,052	$6.10
Granted	1,468,413	$2.89
Vested	(506,264)	$6.41
Forfeited	(52,726)	$7.00
Balance as of March 31, 2024, unvested	4,851,475	$5.09

Total compensation expense for RSUs was $2.4 million and $2.0 million for three months ended March 31, 2024 and 2023 respectively, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of March 31, 2024, total compensation cost related to unvested RSUs not yet recognized is $22.6 million and is expected to be recognized over a weighted-average period of approximately 2.6 years.

Grants of Stock Options

The following table summarizes the activity related to the outstanding and exercisable stock options for the three months ended March 31, 2024:

	Number of options	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2023	758,458	$12.00	$4.27	7.7
Forfeited	(17,257)	$12.00	$4.29	—
Outstanding as of March 31, 2024	741,201	$12.00	$4.27	7.5

Exercisable as of March 31, 2024	604,443	$12.00	$4.26	7.5
Unvested as of March 31, 2024	136,758	$12.00	$4.29	7.5
Vested and expected to vest as of March 31, 2024	741,201	$12.00	$4.27	7.5

As of March 31, 2024, the vested stock options did not have an aggregated intrinsic value as the exercise price exceeded the estimated fair market value of the stock options.

Total compensation expense for stock options was approximately $0.2 million and $0.2 million, for the three months ended March 31, 2024 and 2023 respectively, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of March 31, 2024, total compensation cost related to unvested options not yet recognized is $0.6 million and is expected to be recognized over a weighted-average period of approximately 1.0 year.

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

Tax Provision and Deferred Tax Asset
At the end of each interim period, Brilliant Earth Group, Inc. estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period. The Company's effective tax rate of 6.40% for the three months ended March 31, 2024, differs from the U.S. federal statutory tax rate of 21% primarily due to income associated with the non-controlling interest, state tax expense and other permanent items.

The Company recorded net decreases in deferred tax assets of $0.3 million during the three months ended March 31, 2024, with a corresponding decrease to additional paid in capital, resulting from changes in the outside basis difference on Brilliant Earth Group Inc.'s investment in Brilliant Earth, LLC. The Company has determined it is more-likely-than-not that it will be able to realize this deferred tax asset in the future.

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

In addition, as part of the IPO, the Company entered into a the TRA with the Continuing Equity Owners to pay 85% of the tax savings from the tax basis adjustment to them as such savings are realized. Amounts payable under the TRA are contingent upon, among other things, generation of sufficient future taxable income during the term of the TRA. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders' equity, and the effects of changes in any of our estimates after this date will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.

As of March 31, 2024, related to the TRA, the Company has recorded (i) a deferred tax asset in the amount of $8.6 million, (ii) a corresponding estimated liability with a balance of $8.0 million representing 85% of the projected tax benefits to the Continuing Equity Owners; and (iii) $0.6 million of additional paid-in capital.

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

On December 5, 2022, plaintiff Veronica Cusimano, a former employee of the Company, filed a representative action against the Company pursuant to the Private Attorneys General Act of 2004 in California Superior Court, Los Angeles County. The complaint alleges, on behalf of the plaintiff and similarly situated employees and former employees in California, various claims under the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. The plaintiff seeks civil penalties, attorneys' fees and costs in unspecified amounts, and other unspecified damages. On February 10, 2023, the Company filed a petition to compel arbitration on the basis of an agreement between the plaintiff and the Company to arbitrate any claims between them. On April 28, 2023, the petition was denied. The Company intends to vigorously defend the alleged individual and representative claims, and, on May 9, 2023, the Company appealed the Superior Court's denial of its petition to compel arbitration to the California Court of Appeal, Second Appellate District, and the appeal remains pending as of the date of this Quarterly Report on Form 10-Q. At this time, any liability related to the alleged claims is not currently probable or reasonably estimable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our 2023 Form 10-K. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, growth, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in "Cautionary Note Regarding Forward-Looking Statements," and "Risk Factors" in this Quarterly Report on Form 10-Q and Part I, Item 1A. "Risk Factors" in our 2023 Form 10-K. We assume no obligation to update any of these forward-looking statements.

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

Below is a summary of our performance for the three months ended March 31, 2024:

•Net sales of $97.3 million, down 0.4% compared to $97.7 million for the three months ended March 31, 2023;
•Net income of $1.1 million, up 342.5% compared to a net loss of $0.4 million for the three months ended March 31, 2023;
•Net income margin of 1.1%, compared to a net loss margin of 0.5% for the three months ended March 31, 2023;
•Adjusted EBITDA of $5.1 million, down 8.3%, compared to $5.5 million for the three months ended March 31, 2023; and
•Adjusted EBITDA margin of 5.2%, compared to 5.7% for the three months ended March 31, 2023.

See the section below titled “Non-GAAP Financial Measures” for information regarding Adjusted EBITDA and Adjusted EBITDA Margin, including reconciliations to the most directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

We operate in one operating and reporting segment, the retail sale of diamonds, gemstones and jewelry.

Key Factors Affecting Our Performance

Our Ability to Increase Brand Awareness

Increasing brand awareness and growing favorable brand equity have been and remain key to our growth. We have a significant opportunity to continue to grow our brand awareness, broaden our customer reach, and maximize lifetime value through brand and performance marketing. We have made and expect to continue to make significant investments to strengthen the Brilliant Earth brand through our dynamic marketing strategy, which includes brand marketing campaigns across email, digital, social media, earned media, and media placements with key influencers. In order to compete effectively and increase our share of the jewelry market, we must maintain our strong customer experience, produce compelling products, and continue our mission of creating a more transparent, sustainable, compassionate and inclusive jewelry industry. Our performance will also depend on our ability to increase the number of consumers aware of Brilliant Earth and our product assortment. We believe our brand strength will enable us to continue to expand across categories and channels, to deepen relationships with consumers, and to expand our presence in the U.S. and international markets.

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

Our Ability to Continue Successfully Growing and Managing our Omnichannel Presence

Our ability to successfully grow and manage our omnichannel presence in new markets and locations is an important factor to our success. Historically, we have been successful in new geographic markets we have entered, and we have continued to expand our premium showroom footprint nationwide. We intend to continue leveraging our marketing strategy and growing brand awareness to drive increased qualified consumer traffic to and sales from our website and premium showrooms.

We believe growing and managing our showrooms will drive accelerated growth by increasing our average order value ("AOV") compared to e-commerce orders, improving conversion in the showrooms’ metro regions compared to pre-opening conversion, and raising our brand awareness. We intend to strategically open showrooms in the future, and we believe we can achieve broad national showroom coverage with far fewer locations than many traditional retailers. We rely on this highly efficient showroom model to complement our digital strategy and to continue to drive growth and profitability.

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

Costs of Operating as a Public Company

The costs of operating as a public company are significant as we are subject to the reporting, listing, and compliance requirements of various governing bodies and applicable securities laws and regulations. Since becoming a public company, compliance with rules and regulations has increased and may continue to increase our legal, financial, and technology compliance costs, and to make some activities more difficult, time-consuming, and costly. Remaining compliant and satisfying our obligations as a public company, while maintaining forecasted gross margins and operating results, and attracting and retaining qualified persons to serve on our board of directors, our board committees, or as our executive officers is critical to our future success.

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

Components of Results of Operations

For a description of the components of our results of operations, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K."

Results of Operations

The results of operations data in the following table for the periods presented have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of Three Months Ended March 31, 2024 and 2023

The following table sets forth our statements of operations for the three months ended March 31, 2024 and 2023, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended March 31,
	2024		2023		Period change
	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$97,337	100.0%	$97,698	100.0%	$(361)	(0.4)%
Cost of sales	39,031	40.1%	44,022	45.1%	(4,991)	(11.3)%
Gross profit	58,306	59.9%	53,676	54.9%	4,630	8.6%
Operating expenses:
Selling, general and administrative	57,429	59.0%	53,766	55.0%	3,663	6.8%
Income (loss) from operations	877	0.9%	(90)	(0.1)%	967	1074.4%
Interest expense	(1,214)	(1.2)%	(1,206)	(1.2)%	(8)	0.7%
Other income, net	1,477	1.5%	843	0.9%	634	75.2%
Income (loss) before tax	1,140	1.2%	(453)	(0.5)%	1,593	351.7%
Income tax (expense) benefit	(73)	(0.1)%	13	—%	(86)	(661.5)%
Net income (loss)	1,067	1.1%	(440)	(0.5)%	1,507	342.5%
Net income (loss) allocable to non-controlling interest	928	1.0%	(388)	(0.4)%	1,316	339.2%
Net income (loss) allocable to Brilliant Earth Group, Inc.	$139	0.1%	$(52)	(0.1)%	$191	367.3%

Amounts may not sum due to rounding
Net Sales

Net sales for the three months ended March 31, 2024 decreased by $0.4 million, or 0.4%, compared to the three months ended March 31, 2023. The decrease in net sales was due to a decrease of 12.4% in AOV, largely offset by an increase in order volumes of 13.7%.

The decrease in AOV was driven by an increase in sales of lower price point products, including fine jewelry.

The 13.7% increase in order volumes was due to:

•strong omnichannel performance across the Company's products and new product collection releases, in particular lower price point products, including fine jewelry;
•continued effectiveness of our customer acquisition and retention activities; and
•the opening of new showrooms.

Gross Profit

Gross profit for the three months ended March 31, 2024 increased by $4.6 million, or 8.6%, compared to the three months ended March 31, 2023. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 500 basis points for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by our premium brand and differentiated product offerings, performance of our pricing engine, procurement efficiencies and benefits from our extended warranty program. Gross margin was further positively impacted by an 8.3% reduction in average platinum spot prices and negatively impacted by an increase of 9.7% in average gold spot prices for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2024 increased by $3.7 million, or 6.8%, compared to the three months ended March 31, 2023. Selling, general and administrative expenses as a percentage of net sales increased by 400 basis points for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023. The increase in selling, general and administrative expenses was driven by an increase in employment expenses, other general and administrative expenses, and marketing expenses, which increased by $2.6 million, $0.6 million, and $0.5 million, respectively, from the quarter ended March 31, 2023 to the quarter ended March 31, 2024.

The increase in employment expenses was driven by an increase in salaries and wages, equity-based compensation, payroll taxes and other benefits expense primarily due to the addition of staff to support our growth. The increase in other general and administrative expenses was a result of overall Company growth and principally driven by a $0.6 million increase in rent and lease related expenses, a $0.4 million increase in other general administrative expenses, a $0.3 million increase in contract labor, a $0.3 million increase in professional fees, a $0.3 million increase in information technology and other software-related costs, and a $0.2 million increase in depreciation expense. These increases in other general and administrative expenses were partially offset by a $1.5 million decrease in pre-opening expenses from the opening of new showrooms compared to the quarter ended March 31, 2023. The increase in marketing expenses was driven by increased investments in marketing and advertising to increase brand awareness and support strategic growth initiatives.

Other Income, net
Other income, net for the three months ended March 31, 2024 increased by $0.6 million, compared to the three months ended March 31, 2023, primarily due to increased interest income earned on our cash balances. Additionally, this amount includes immaterial losses on exchange rates on consumer payments and other miscellaneous income.

Key Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

The following table sets forth our key performance metrics for the periods presented (amounts in thousands, except for total orders and AOV):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Net Sales	$97,337	$97,698	(361)	(0.4)%
Total Orders	40,525	35,631	4,894	13.7%
AOV	$2,402	$2,742	$(340)	(12.4)%

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures, are included in this Quarterly Report on Form 10-Q because they are used by management and our board of directors to assess our financial performance. We define Adjusted EBITDA as net income (loss) excluding interest expense, income taxes, depreciation expense, amortization of cloud-based software implementation costs, showroom pre-opening expense, equity-based compensation expense, certain non-operating expenses and income, and other unusual and/or infrequent costs, which we do not consider in our evaluation of ongoing operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA calculated as a percentage of net sales. These non-GAAP financial measures provide users of our financial information with useful information in evaluating our operating performance and exclude certain items from net income (loss) that may vary substantially in frequency and magnitude from period to period. These non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income (loss) prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of Adjusted EBITDA and Adjusted EBITDA margin to its most directly comparable GAAP financial measure, net income (loss) and net income (loss) margin, are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items, and may include other expenses, costs and non-recurring items.

The following table presents a reconciliation of net income (loss) and net income (loss) margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$1,067	$(440)
Interest expense	1,214	1,206
Income tax expense (benefit)	73	(13)
Depreciation expense	1,203	951
Amortization of cloud-based software implementation costs	205	124
Showroom pre-opening expense	213	1,772
Equity-based compensation expense	2,587	2,258
Other income, net (1)	(1,477)	(843)
Transaction costs and other expense (2)	—	532
Adjusted EBITDA	$5,085	$5,547
Net income (loss) margin	1.1%	(0.5)%
Adjusted EBITDA margin	5.2%	5.7%
(1)     Other income, net consists primarily of interest and other miscellaneous income, partially offset by expenses such as losses on exchange rates on consumer payments.
(2)     These expenses are those that we did not incur in the normal course of business.

Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to Continuing Equity Owners, debt service, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from capital-raising activities and borrowings under our loan facilities. We have historically had negative working capital driven by our high inventory turns and typical collection of payment from customers prior to payment of suppliers. As of March 31, 2024, we had a cash balance, excluding restricted cash, of $147.5 million, and negative working capital, which we define as our current assets less cash minus our current liabilities, of ($18.4) million.

In addition, as of March 31, 2024, the SVB Term Loan (as defined below) had an outstanding principal balance of $59.3 million, excluding unamortized debt issuance costs of $0.5 million, of which $54.8 million is classified as long-term. Refer to Note 7. "Debt" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for aggregate future principal payments under the SVB Term Loan.

For the three months ended March 31, 2024, the Company declared and paid $1.0 million of distributions to, or on behalf of, members associated with their estimated income tax obligations. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

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

Cash Flow Analysis

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(5,790)	$(1,982)
Net cash used in investing activities	(562)	(4,414)
Net cash used in financing activities	(2,001)	(2,281)
Net decrease in cash, cash equivalents and restricted cash	(8,353)	(8,677)
Cash, cash equivalents and restricted cash at beginning of period	156,020	154,854
Cash, cash equivalents and restricted cash at end of period	$147,667	$146,177

Net Cash Used In Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $5.8 million compared to net cash used in operating activities of $2.0 million for the three months ended March 31, 2023, an increase of $3.8 million. This increase was primarily driven by $6.0 million from changes in assets and liabilities related to working capital management activities, partially offset by an increase in net income adjusted for non-cash expense addbacks of $2.2 million. The increase from changes in assets and liabilities related to operating activities was primarily due to an increase of $2.1 million in accounts payable, accrued expenses and other current liabilities, an increase of $2.5 million in inventories, and increases in prepaid expenses and other current assets, operating lease liabilities, and other assets of $1.4 million.

Net Cash Used In Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities was $0.6 million compared to $4.4 million for the three months ended March 31, 2023. The decrease of $3.9 million was principally due to a decrease in purchases of property and equipment related to new facilities leased during the period.

Net Cash Used In Financing Activities

For the three months ended March 31, 2024, net cash used in financing activities was $2.0 million compared to $2.3 million for the three months ended March 31, 2023. The decrease of $0.3 million was primarily due to lower tax distributions paid to members pursuant to the LLC Agreement of $0.5 million. The decrease in tax distributions paid to members was partially offset by the payment of debt issuance costs of $0.1 million in connection with the First Amendment (as defined below) and repurchases of $0.1 million of our Class A common stock under the share repurchase program.

Silicon Valley Bank Credit Facilities

On May 24, 2022, Brilliant Earth, LLC, as borrower, and Silicon Valley Bank ("SVB"), as administrative agent and collateral agent for the lenders, entered into a credit agreement ( the "SVB Credit Agreement"), which provides for a secured term loan credit facility of $65.0 million (the "SVB Term

Loan") and a secured revolving credit facility in the amount of up to $40.0 million (the "SVB Revolving Facility" and together with the SVB Term Loan, the "SVB Credit Facilities").

On February 21, 2024, we entered into the First Amendment to the SVB Credit Agreement (the "First Amendment"), pursuant to which the lenders agreed to suspend the requirement to comply with the Consolidated Fixed Charge Coverage Ratio covenant on the last day of the fiscal quarters ending December 31, 2023, March 31, 2024, and June 30, 2024. The First Amendment also requires us to maintain Balance Sheet Cash (defined as unrestricted cash and cash equivalents held in accounts with the lenders and their affiliates ) in an amount greater than the sum of the aggregate principal amount outstanding under the SVB Revolving Facility (including issued letters of credit) and the aggregate principal amount of the SVB Term Loan outstanding at such time, which requirement applies at all times commencing on February 21, 2024 until the last day of the fiscal quarter ending June 30, 2024. After such time, the minimum Balance Sheet Cash covenant no longer applies. See Note 7. "Debt" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the SVB Credit Facilities. As of March 31, 2024, there were no amounts outstanding under the SVB Revolving Facility and $59.3 million outstanding under the SVB Term Loan, $54.8 million of which is classified as long-term.

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
Contractual Obligations and Commitments

As of March 31, 2024, there were no material changes to our contractual obligations and commitments as disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 Form 10-K.

Critical Accounting Policies and Estimates

There have been no changes to the Company's critical accounting policies and estimates from those described under "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weakness previously identified by management and described in Part II, Item 9A of our 2023 Form 10-K.

Previously Reported Material Weakness

As previously disclosed in Part II, Item 9A of our 2023 Form 10-K, we identified a material weakness in internal control related to ineffective information technology general controls ("ITGCs") in the areas of change management, user access and segregation of duties related to certain information technology ("IT") systems that support the Company's financial reporting processes, resulting in ineffective design and implementation of IT-dependent controls, such as journal entry controls. We believe that these control deficiencies were due to gaps in the sufficiency of IT resources and risk-assessment processes to identify and assess access in certain IT environments that could impact internal controls over financial reporting.

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

Remediation

In response to this material weakness in internal control over financial reporting related to ineffective ITGCs for key IT systems, the Company has taken and is continuing to take actions to remediate change management and access related control failures. Our remediation plan includes: (i) enhancing processes around reviewing privileged access to key financial systems and ensuring appropriate segregation of duties, (ii) strengthening change management procedures, (iii) expanding the management and governance over ITGCs, (iv) developing and implementing additional training addressing internal controls, (v) enhancing the existing access management procedures and ownership; and (vi) establishing and monitoring metrics within information technology to track adherence to access and change management controls. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives.

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

Changes in Internal Control over Financial Reporting

Other than the actions to remediate the material weakness in our internal control over financial reporting as described above, which was ongoing as of the date of issuance of this Form 10-Q, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

On December 5, 2022, plaintiff Veronica Cusimano, a former employee of the Company, filed a representative action against the Company pursuant to the Private Attorneys General Act of 2004 in California Superior Court, Los Angeles County. The complaint alleges, on behalf of the plaintiff and similarly situated employees and former employees in California, various claims under the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. The plaintiff seeks civil penalties, attorneys' fees and costs in unspecified amounts, and other unspecified damages. On February 10, 2023, the Company filed a petition to compel arbitration on the basis of an agreement between the plaintiff and the Company to arbitrate any claims between them. On April 28, 2023, the petition was denied. The Company intends to vigorously defend the alleged individual and representative claims, and, on May 9, 2023, the Company appealed the Superior Court's denial of its petition to compel arbitration to the California Court of Appeal, Second Appellate District, and the appeal remains pending as of the date of this Quarterly Report on Form 10-Q. At this time, any liability related to the alleged claims is not currently probable or reasonably estimable.

Item 1A. Risk Factors

The Company's risk factors are described in Part I, Item 1A, "Risk Factors" of our 2023 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors as previously disclosed in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents information with respect to our repurchases of our Class A common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31	—	—	—	$20.0 million
February 1 - February 29	—	—	—	$20.0 million
March 1 - March 31	32,371	$3.06	32,371	$19.9 million
(1) On December 8, 2023, the Company announced that the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $20.0 million of the Company's Class A common stock through the expiration of the program on December 8, 2026. The repurchases may be executed from time to time, subject to business, economic and market conditions, corporate needs and regulatory requirements, prevailing stock prices and other considerations, through open market purchases or privately negotiated transactions, or by other means, which may include repurchases through Rule 10b5-1 plans. The repurchase program does not obligate the Company to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of our Board of Directors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.
(b) None.
(c) During the three months ended March 31, 2024, no directors or "officers" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated "Rule 10b5-1 trading arrangements" and/or "non-Rule10b5-1 trading arrangements" (each as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Brilliant Earth Group, Inc.	8-K	001-40836	3.1	9/27/2021
3.2	Amended and Restated Bylaws of Brilliant Earth Group, Inc.	8-K	001-40836	3.2	9/27/2021
4.1	Specimen Stock Certificate evidencing shares of Class A Common Stock	S-1/A	001-40836	4.1	9/14/2021
10.1†+	Senior Secured Credit Facilities Credit Agreement dated as of May 24, 2022, as amended by the First Amendment to Credit Agreement, dated February 21, 2024, among Brilliant Earth, LLC as the Borrower, the several lenders from time to time party thereto, Silicon Valley Bank as Administrative Agent, Joint Lead Arranger, Bookrunner, Issuing Lender and Swingline Lender and JPMorgan Chase Bank, N.A., as Joint Lead Arranger.	10-K	001-40836	10.15	3/28/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). Brilliant Earth agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
+	Certain portions of this exhibit (indicated by “[****]”) have been redacted pursuant to Regulation S-K Item 601(b)(10)(iv) because such information is (i) not material and (ii) is the type of information that the Company both customarily and actually treats as private and confidential.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brilliant Earth Group, Inc.

May 10, 2024            By:/s/ Jeffrey Kuo
Jeffrey Kuo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)