Form 10-Q
period 2024-06-30
Brilliant Earth Group, Inc.
filed 2024-08-09
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2024, there were 13,410,205 shares of the registrant's Class A common stock, $0.0001 par value per share, outstanding, 35,785,663 shares of the registrant's Class B common stock, $0.0001 par value per share, outstanding, 49,119,976 shares of the registrant's Class C common stock, $0.0001 par value per share, outstanding and no shares of the registrant's Class D common stock, $0.0001 per share, outstanding.

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

Part I - Financial Information
Item 1. Financial Statements
Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$152,209	$155,809
Restricted cash	214	211
Inventories, net	38,285	37,788
Prepaid expenses and other current assets	10,812	11,048
Total current assets	201,520	204,856
Property and equipment, net	20,947	22,047
Deferred tax assets	9,360	9,745
Operating lease right of use assets	37,461	34,248
Other assets	3,215	2,687
Total assets	$272,503	$273,583

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,352	$4,511
Accrued expenses and other current liabilities	35,686	43,824
Deferred revenue	21,320	19,556
Current portion of operating lease liabilities	5,713	4,993
Current portion of long-term debt	4,875	4,063
Total current liabilities	69,946	76,947

Long-term debt, net of debt issuance costs	53,165	55,573
Operating lease liabilities	38,615	35,572
Payable pursuant to the Tax Receivable Agreement	7,828	8,035
Total liabilities	169,554	176,127

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.0001 par value, 1,200,000,000 shares authorized; 13,529,218 shares issued and 13,435,153 shares outstanding at June 30, 2024 and 12,522,146 shares outstanding at December 31, 2023	1	1
Class B common stock, $0.0001 par value, 150,000,000 shares authorized; 35,778,614 and 35,688,349 shares outstanding at June 30, 2024 and December 31, 2023, respectively	4	4
Class C common stock, $0.0001 par value, 150,000,000 shares authorized; 49,119,976 shares outstanding at June 30, 2024 and December 31, 2023, respectively	5	5
Class D common stock, $0.0001 par value, 150,000,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	9,744	8,275
Treasury stock, at cost; 94,065 shares and none at June 30, 2024 and December 31, 2023, respectively	(259)	—
Retained earnings	4,571	4,247
Stockholders' equity attributable to Brilliant Earth Group, Inc.	14,066	12,532
Non-controlling interests attributable to Brilliant Earth, LLC	88,883	84,924
Total stockholders' equity	102,949	97,456
Total liabilities and stockholders' equity	$272,503	$273,583
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$105,426	$110,184	$202,763	$207,882
Cost of sales	41,349	46,695	80,380	90,717
Gross profit	64,077	63,489	122,383	117,165
Operating expenses:
Selling, general and administrative	62,945	62,129	120,374	115,895
Income from operations	1,132	1,360	2,009	1,270
Interest expense	(1,293)	(1,280)	(2,507)	(2,486)
Other income, net	1,474	1,192	2,951	2,035
Income before tax	1,313	1,272	2,453	819
Income tax benefit (expense)	62	(37)	(11)	(24)
Net income	1,375	1,235	2,442	795
Net income allocable to non-controlling interest	1,190	1,087	2,118	699
Net income allocable to Brilliant Earth Group, Inc.	$185	$148	$324	$96

Earnings per share:
Basic	$0.01	$0.01	$0.03	$0.01
Diluted	$0.01	$0.01	$0.02	$0.01
Weighted average shares of common stock outstanding:
Basic	13,182,880	11,796,639	12,959,447	11,593,416
Diluted	98,228,854	96,889,854	98,036,916	96,820,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands except share amounts)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock							Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings		Stockholders' Equity	Units	Amounts	Total Stockholders' Equity
Balance, January 1, 2024	12,522,146	$1	35,688,349	$4	49,119,976	$5	$8,275	$—	$4,247		$12,532	84,808,325	$84,924	$97,456
Tax distributions to members	—	—	—	—	—	—	—	—	—		—	—	(988)	(988)
Conversion of Class B to Class A common stock	16,260	—	(16,260)	—	—	—	—	—	—		—	(16,260)	—	—
RSU vesting during period	506,264	—	—	—	—	—	—	—	—		—	—	—	—
Repurchases of common stock	(32,371)	—	—	—	—	—	—	(100)	—		(100)	—	—	(100)
Class B shares issued upon vesting of LLC units	—	—	84,187	—	—	—	—	—	—		—	84,187	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	(164)	—	—		(164)	—	—	(164)
Equity-based compensation	—	—	—	—	—	—	2,541	—	—		2,541	—	46	2,587
Net income	—	—	—	—	—	—	—	—	139		139	—	928	1,067
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(1,674)	—	—		(1,674)	—	1,674	—
Balance, March 31, 2024	13,012,299	$1	35,756,276	$4	49,119,976	$5	$8,978	$(100)	$4,386		$13,274	84,876,252	$86,584	$99,858
Tax distributions to members	—	—	—	—	—	—	—	—	—		—	—	(539)	(539)
RSU vesting during period	484,548	—	—	—	—	—	—	—	—		—	—	—	—
Repurchases of common stock	(61,694)	—	—	—	—	—	—	(159)	—		(159)	—	—	(159)
Class B shares issued upon vesting of LLC units	—	—	22,338	—	—	—	—	—	—	—	—	22,338	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	(11)	—	—		(11)	—	—	(11)
Equity-based compensation	—	—	—	—	—	—	2,398	—	—		2,398	—	27	2,425
Net income	—	—	—	—	—	—	—	—	185		185	—	1,190	1,375
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(1,621)	—	—		(1,621)	—	1,621	—
Balance, June 30, 2024	13,435,153	$1	35,778,614	$4	49,119,976	$5	$9,744	$(259)	$4,571		$14,066	84,898,590	$88,883	$102,949

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

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$2,442	$795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,505	1,891
Equity-based compensation	5,012	4,885
Non-cash operating lease cost	2,693	2,368
Amortization of debt issuance costs	143	134
Deferred tax expense	11	23
Other	(188)	66
Changes in assets and liabilities:
Inventories	(271)	(138)
Prepaid expenses and other current assets	835	2,141
Other assets	(542)	(2)
Accounts payable, accrued expenses and other current liabilities	(10,142)	(3,091)
Deferred revenue	1,764	3,717
Operating lease liabilities	(2,743)	(1,919)
Net cash provided by operating activities	1,519	10,870
Investing activities
Purchases of property and equipment	(1,419)	(9,159)
Net cash used in investing activities	(1,419)	(9,159)
Financing activities
Payments on SVB term loan	(1,625)	(1,625)
Repurchases of common stock	(259)	—
Payment of debt issuance costs	(100)	—
Tax distributions and TRA payments to members	(1,713)	(5,128)
Net cash used in financing activities	(3,697)	(6,753)
Net decrease in cash, cash equivalents and restricted cash	(3,597)	(5,042)
Cash, cash equivalents and restricted cash at beginning of period	156,020	154,854
Cash, cash equivalents and restricted cash at end of period	$152,423	$149,812

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$152,209	$149,605
Restricted cash	214	207
Total cash, cash equivalents, and restricted cash	$152,423	$149,812

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,506	$14,204
Change in deferred tax assets associated with redemption of LLC Units	(374)	442
TRA Obligation associated with redemption of LLC Units	(199)	502
Purchases of property and equipment included in accounts payable and accrued liabilities	23	1,612
Change in APIC related to redemption of LLC Units	(175)	(59)

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
The non-controlling interest on the unaudited condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Brilliant Earth, LLC held by the Continuing Equity Owners. The non-controlling interest on the unaudited condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of June 30, 2024, the non-controlling interest was 86.3%. At the end of each reporting period, equity related to Brilliant Earth, LLC that is attributable to Brilliant Earth Group, Inc. and the Continuing Equity Owners is rebalanced to reflect Brilliant Earth Group, Inc.'s and the Continuing Equity Owners' ownership in Brilliant Earth, LLC.

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
At June 30, 2024 and December 31, 2023, there were no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

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

Marketing Expenses

Marketing and advertising costs are generally expensed as incurred, except for certain production costs that are expensed the first time the advertising takes place. The Company recorded marketing, advertising and promotional costs of $27.6 million and $50.8 million, for the three and six months ended June 30, 2024, respectively, and $29.0 million and $51.8 million for the three and six months ended June 30, 2023, respectively, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

Basic and diluted earnings per share of Class A common stock for the three and six months ended June 30, 2024 and 2023 have been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2024	2023	2024	2023
Net income attributable to Brilliant Earth Group, Inc., BASIC	$185	$148	$324	$96
Add: Net income impact from assumed redemption of all LLC Units to common stock	1,190	1,087	2,118	699
Less: Income tax expense on net income attributable to NCI	(304)	(281)	(541)	(181)
Net income attributable to Brilliant Earth Group, Inc., after adjustment for assumed conversion, DILUTED	$1,071	$954	$1,901	$614

Denominator:
Weighted average shares of common stock outstanding, BASIC	13,182,880	11,796,639	12,959,447	11,593,416
Dilutive effects of:
Vested LLC Units that are exchangeable for common stock	84,883,812	84,638,225	84,852,406	84,628,063
Unvested LLC Units that are exchangeable for common stock	45,760	378,310	72,072	439,436
RSUs	116,402	76,680	152,991	159,370
Weighted average shares of common stock outstanding, DILUTED	98,228,854	96,889,854	98,036,916	96,820,285

BASIC earnings per share	$0.01	$0.01	$0.03	$0.01
DILUTED earnings per share	$0.01	$0.01	$0.02	$0.01

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
For the three and six months ended June 30, 2024 and 2023, the dilutive impact of LLC Units convertible into common stock were included in the computation of diluted earnings per share under the if-converted method; the dilutive impact of unvested LLC Units and RSUs were included using the treasury stock method.

The following table presents the securities for the three and six months ended June 30, 2024 and 2023, that have been excluded from the computations of earnings per share because such impact would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs	3,835,655	3,524,279	2,894,685	2,896,832
Stock options	739,450	799,329	744,935	815,650
Unvested LLC Units	14,876	—	16,583	—

3. REVENUE

Disaggregation of Revenue
The following table discloses total net sales by geography for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$101,621	$104,854	$195,274	$197,469
International	3,805	5,330	7,489	10,413
Total net sales	$105,426	$110,184	$202,763	$207,882

Contract Balances

Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred.
As of June 30, 2024, December 31, 2023, and December 31, 2022, total deferred revenue that includes our contract balances was $21.3 million, $19.6 million, and $18.6 million, respectively.

During the three months ended June 30, 2024 and 2023, the Company recognized $21.6 million and $18.0 million, respectively, of revenue that was deferred as of March 31, 2024 and March 31, 2023, respectively.

During the six months ended June 30, 2024 and 2023, the Company recognized $18.7 million and $17.8 million, respectively, of revenue that was deferred as of December 31, 2023 and December 31, 2022, respectively.

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

As of June 30, 2024 and December 31, 2023, refund liabilities balances were $1.4 million and $2.4 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.

As of June 30, 2024 and December 31, 2023, returns asset balances were $0.5 million and $1.0 million, respectively, and are included within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.

4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Loose diamonds	$7,449	$8,168
Fine jewelry and other	30,965	29,975
Allowance for inventory obsolescence	(129)	(355)
Total inventories, net	$38,285	$37,788

The allowance for inventory obsolescence consists of the following (in thousands):

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$(355)	$(307)
Change in allowance for inventory obsolescence	226	(56)
Balance at end of period	$(129)	$(363)

As of June 30, 2024 and December 31, 2023, the Company had $16.5 million and $24.8 million, respectively, in consigned inventory held on behalf of suppliers which is not recorded in the unaudited condensed consolidated balance sheets.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Vendor expenses	$11,612	$12,400
Inventory received not billed	10,119	12,686
Accrued payroll expenses	5,459	6,027
Sales and other tax payable accrual	2,598	4,040
Provision for sales returns and allowances	1,447	2,449
Current portion of TRA	—	186
Other	4,451	6,036
Total accrued expenses and other current liabilities	$35,686	$43,824

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue. Activity for the six months ended June 30, 2024 and 2023, was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$2,449	$2,332
Provision	12,247	10,133
Returns and allowances	(13,249)	(10,866)
Balance at end of period	$1,447	$1,599

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

In May 2024, the Company entered into a sublet of a portion of leased office space to a third party for the remaining lease term. Sublease income is recognized on a straight-line basis over the sublease agreement.

Total operating lease costs were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2024	2023	2024	2023
Operating lease costs	Selling, general and administrative expense	$1,928	$1,799	$3,783	$3,352
Operating lease costs	Cost of sales	68	$—	136	—
Variable lease costs	Selling, general and administrative expense	489	327	818	592
Variable lease costs	Cost of sales	34	—	68	—
Sublease income	Selling, general and administrative expense	(36)	—	(36)	—
Total lease costs		$2,483	$2,126	$4,769	$3,944

The maturity analysis of the operating lease liabilities as of June 30, 2024 was as follows (in thousands):

Amount
For the remainder of the year ending December 31, 2024	$3,529
Years ending December 31,
2025	9,043
2026	8,842
2027	7,509
2028	6,530
2029	5,708
Thereafter	13,202
Total minimum lease payments(1)	54,363
Less: imputed interest	(10,035)
Net present value of operating lease liabilities	44,328
Less: current portion	(5,713)
Long-term portion	$38,615

(1) Future minimum lease payments exclude $1.6 million of future payments required under a signed lease agreement that has not yet commenced. The operating lease will commence after June 30, 2024 with a lease term of five years.

As of June 30, 2024, future minimum tenant operating receipts remaining under the third party sublease were $0.6 million with a remaining sublease term of 2.4 years.

The weighted-average remaining lease term and weighted-average discount rate on long-term leases was as follows:

	Six Months Ended June 30,
	2024	2023
Weighted-average remaining lease term - operating leases	6.8 years	7.5 years
Weighted-average discount rate - operating leases	5.9%	4.5%

Cash paid for amounts included in the measurement of lease liabilities was $4.0 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively.

7. DEBT

The following table summarizes the net carrying amount of the Company's outstanding debt as of June 30, 2024 and December 31, 2023, net of debt issuance costs (in thousands):

	June 30, 2024			December 31, 2023
	Outstanding principal	Debt issuance costs	Net carrying amount	Outstanding principal	Debt issuance costs	Net carrying amount
Current portion	$4,875	$—	$4,875	$4,063	$—	$4,063
Long term	53,625	(460)	53,165	56,063	(490)	55,573
Total debt	$58,500	$(460)	$58,040	$60,126	$(490)	$59,636

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

As of June 30, 2024, the Company was in compliance with all applicable covenants under the SVB Credit Agreement.
The Company's debt effective interest rate was 8.74% and 8.21% for the three months ended June 30, 2024 and 2023, respectively.

The Company's debt effective interest rate was 8.42% and 7.96% for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, there were no amounts outstanding under the SVB Revolving Facility.
As of June 30, 2024, the aggregate future principal payments under the SVB Term Loan were as follows (in thousands):

Principal
For the remainder of the year ending December 31, 2024	$2,437
Years ending December 31,
2025	5,688
2026	6,500
2027	43,875
Total aggregate future principal payments	$58,500

8. EQUITY-BASED COMPENSATION

Grants of Restricted Stock Units

The following table summarizes the activity related to the Company's restricted stock units ("RSUs") for the six months ended June 30, 2024:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2023, unvested	3,942,052	$6.10
Granted	2,017,751	$2.79
Vested	(990,812)	$6.10
Forfeited	(417,168)	$6.08
Balance as of June 30, 2024, unvested	4,551,823	$4.64

Total compensation expense for RSUs was $2.2 million and $4.6 million for the three and six months ended June 30, 2024, respectively, and $2.4 million and $4.4 million for the three and six months ended June 30, 2023, respectively, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of June 30, 2024, total compensation cost related to unvested RSUs not yet recognized is $19.5 million and is expected to be recognized over a weighted-average period of approximately 2.4 years.

Grants of Stock Options

The following table summarizes the activity related to the outstanding and exercisable stock options for the six months ended June 30, 2024:

	Number of options	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2023	758,458	$12.00	$4.27	7.7
Forfeited	(69,275)	$12.00	$4.27	—
Outstanding as of June 30, 2024	689,183	$12.00	$4.27	7.2

Exercisable as of June 30, 2024	588,734	$12.00	$4.27	7.2
Unvested as of June 30, 2024	100,449	$12.00	$4.29	7.2
Vested and expected to vest as of June 30, 2024	689,183	$12.00	$4.27	7.2

As of June 30, 2024, the vested stock options did not have an aggregated intrinsic value as the exercise price exceeded the estimated fair market value of the stock options.

Total compensation expense for stock options was approximately $0.1 million and $0.3 million, for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of June 30, 2024, total compensation cost related to unvested options not yet recognized is $0.4 million and is expected to be recognized over a weighted-average period of approximately 1.0 year.

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

Tax Provision and Deferred Tax Asset
At the end of each interim period, Brilliant Earth Group, Inc. estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period. The Company's effective tax rate of 0.45% for the six months ended June 30, 2024, differs from the U.S. federal statutory tax rate of 21% primarily due to income associated with the non-controlling interest, state tax expense and other permanent items.

The Company recorded net decreases in deferred tax assets of $0.4 million during the six months ended June 30, 2024, with a corresponding decrease primarily to additional paid in capital, resulting from changes in the outside basis difference on Brilliant Earth Group Inc.'s investment in Brilliant Earth, LLC. The Company has determined it is more-likely-than-not that it will be able to realize this deferred tax asset in the future.

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

As of June 30, 2024, related to the TRA, the Company has recorded (i) a deferred tax asset in the amount of $8.5 million, (ii) a corresponding estimated liability with a balance of $7.8 million representing 85% of the projected tax benefits to the Continuing Equity Owners; and (iii) $0.7 million of additional paid-in capital.

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

Below is a summary of our performance for the three months ended June 30, 2024:

•Net sales of $105.4 million, down 4.3% compared to $110.2 million for the three months ended June 30, 2023;
•Net income of $1.4 million, up 11.3% compared to $1.2 million for the three months ended June 30, 2023;
•Net income margin of 1.3%, compared to 1.1% for the three months ended June 30, 2023;
•Adjusted EBITDA of $5.5 million, down 29.2%, compared to $7.7 million for the three months ended June 30, 2023; and
•Adjusted EBITDA margin of 5.2%, compared to 7.0% for the three months ended June 30, 2023.

Below is a summary of our performance for the six months ended June 30, 2024:

•Net sales of $202.8 million, down 2.5% compared to $207.9 million for the six months ended June 30, 2023;
•Net income of $2.4 million, up 207.2% compared to $0.8 million for the six months ended June 30, 2023;
•Net income margin of 1.2%, compared to 0.4% for the six months ended June 30, 2023;
•Adjusted EBITDA of $10.6 million, down 20.5%, compared to $13.3 million for the six months ended June 30, 2023; and
•Adjusted EBITDA margin of 5.2%, compared to 6.4% for the six months ended June 30, 2023.

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

Comparison of Three Months Ended June 30, 2024 and 2023

The following table sets forth our statements of operations for the three months ended June 30, 2024 and 2023, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended June 30,
	2024		2023		Period change
	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$105,426	100.0%	$110,184	100.0%	$(4,758)	(4.3)%
Cost of sales	41,349	39.2%	46,695	42.4%	(5,346)	(11.4)%
Gross profit	64,077	60.8%	63,489	57.6%	588	0.9%
Operating expenses:
Selling, general and administrative	62,945	59.7%	62,129	56.4%	816	1.3%
Income from operations	1,132	1.1%	1,360	1.2%	(228)	(16.8)%
Interest expense	(1,293)	1.2%	(1,280)	1.2%	(13)	1.0%
Other income, net	1,474	1.4%	1,192	1.1%	282	23.7%
Income before tax	1,313	1.2%	1,272	1.2%	41	3.2%
Income tax benefit (expense)	62	0.1%	(37)	—%	99	(267.6)%
Net income	1,375	1.3%	1,235	1.1%	140	11.3%
Net income allocable to non-controlling interest	1,190	1.1%	1,087	1.0%	103	9.5%
Net income allocable to Brilliant Earth Group, Inc.	$185	0.2%	$148	0.1%	$37	25.0%

Amounts may not sum due to rounding
Net Sales

Net sales for the three months ended June 30, 2024 decreased by $4.8 million, or 4.3%, compared to the three months ended June 30, 2023. The decrease in net sales was due to a decrease of 7.7% in AOV, partially offset by an increase in order volumes of 3.6%.

The decrease in AOV was driven by a higher mix of lower price point products, including fine jewelry.

The 3.6% increase in order volumes was due to:

•strong omnichannel performance across the Company's products and new product collection releases, in particular lower price point products, including fine jewelry;
•continued effectiveness of our customer acquisition and retention activities; and
•the opening of new showrooms.

Gross Profit

Gross profit for the three months ended June 30, 2024 increased by $0.6 million, or 0.9%, compared to the three months ended June 30, 2023. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 320 basis points for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily driven by our premium brand and differentiated product offerings, performance of our pricing engine, procurement efficiencies and benefits from our extended warranty program. Gross margin was further slightly positively impacted by a 4.3% reduction in average platinum spot prices, and negatively impacted by an increase of 18.2% in average gold spot prices for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2024 increased by $0.8 million, or 1.3%, compared to the three months ended June 30, 2023. Selling, general and administrative expenses as a percentage of net sales increased by 330 basis points for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023. The increase in selling, general and administrative expenses was primarily driven by an increase in employment expenses of $2.4 million. This increase was partially offset by decreases in marketing expenses and other general and administrative expenses, which decreased $1.4 million and $0.2 million, respectively, from the quarter ended June 30, 2023 to the quarter ended June 30, 2024.

The increase in employment expenses was driven by an increase in salaries and wages, payroll taxes and other benefits expense primarily due to the addition of showroom staff to support our growth. The decrease in marketing expenses was a result of our continued focus on improving the effectiveness and efficiency of our marketing spend. The decrease in other general and administrative expenses was primarily related to decreases in pre-opening expenses from the opening of new showrooms and a decrease in charitable contributions compared to the quarter ended June 30, 2023. These decreases in other general and administrative expenses were partially offset by an increase in information technology and other software related costs and an increase in contract labor compared to the quarter ended June 30, 2023.

Other Income, net
Other income, net for the three months ended June 30, 2024 increased by $0.3 million, compared to the three months ended June 30, 2023, primarily due to increased interest income earned on our cash balances. Additionally, this amount includes immaterial losses on exchange rates on consumer payments and other miscellaneous income.
Income tax benefit (expense)

Income tax benefit of $0.1 million for the three months ended June 30, 2024, compared to income tax expense for the three months ended June 30, 2023 is primarily due to a change in the estimated annual effective tax rate in the three months ended June 30, 2024.

Comparison of Six Months Ended June 30, 2024 and 2023

The following table sets forth our statements of operations for the six months ended June 30, 2024 and 2023, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Six months ended June 30,
	2024		2023		Period change
	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$202,763	100.0%	$207,882	100.0%	$(5,119)	(2.5)%
Cost of sales	80,380	39.6%	90,717	43.6%	(10,337)	(11.4)%
Gross profit	122,383	60.4%	117,165	56.4%	5,218	4.5%
Operating expenses:
Selling, general and administrative	120,374	59.4%	115,895	55.8%	4,479	3.9%
Income from operations	2,009	1.0%	1,270	0.6%	739	58.2%
Interest expense	(2,507)	1.2%	(2,486)	1.2%	(21)	0.8%
Other income, net	2,951	1.5%	2,035	1.0%	916	45.0%
Income before tax	2,453	1.2%	819	0.4%	1,634	199.5%
Income tax expense	(11)	—%	(24)	—%	13	(54.2)%
Net income	2,442	1.2%	795	0.4%	1,647	207.2%
Net income allocable to non-controlling interest	2,118	1.0%	699	0.3%	1,419	203.0%
Net income allocable to Brilliant Earth Group, Inc.	$324	0.2%	$96	—%	$228	237.5%

Amounts may not sum due to rounding
Net Sales

Net sales for the six months ended June 30, 2024 decreased by $5.1 million, or 2.5%, compared to the six months ended June 30, 2023. The decrease in net sales was due to a decrease of 9.9% in AOV, partially offset by an increase in order volumes of 8.2%.

The decrease in AOV was driven by a higher mix of lower price point products, including fine jewelry.

The 8.2% increase in order volumes was due to:

•strong omnichannel performance across the Company's products and new product collection releases, in particular lower price point products, including fine jewelry;
•continued effectiveness of our customer acquisition and retention activities; and
•the opening of new showrooms.

Gross Profit

Gross profit for the six months ended June 30, 2024 increased by $5.2 million, or 4.5%, compared to the six months ended June 30, 2023. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 400 basis points for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by our premium brand and differentiated product offerings, performance of our pricing engine, procurement efficiencies and benefits from our extended warranty program. Gross margin was further positively impacted by an 6.3% reduction in average platinum spot prices, and negatively impacted by an increase of 14.1% in average gold spot prices for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2024 increased by $4.5 million, or 3.9%, compared to the six months ended June 30, 2023. Selling, general and administrative expenses as a percentage of net sales increased by 360 basis points for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in selling, general and administrative expenses was primarily driven by increases in employment expenses and other general and administrative expenses, which increased by $5.1 million and $0.4 million, respectively. These increases were partially offset by a decrease in marketing expenses of $1.0 million from the six months ended June 30, 2023 to the six months ended June 30, 2024.

The increase in employment expenses was driven by an increase in salaries and wages, equity-based compensation, payroll taxes and other benefits expense primarily due to the addition of showroom staff to support our growth. The increase in other general and administrative expenses was primarily driven by an increase in rent and lease related expenses, an increase in information technology and other software-related costs, and an increase in contract labor compared to the quarter ended June 30, 2023. These increases in other general and administrative expenses were partially offset by a decrease in pre-opening expenses from the opening of new showrooms and a decrease in charitable contributions compared to the quarter ended June 30, 2023. The decrease in marketing expenses resulted from our continued focus on improving the effectiveness and efficiency of our marketing program.

Other Income, net
Other income, net for the six months ended June 30, 2024 increased by $0.9 million, compared to the six months ended June 30, 2023, primarily due to increased interest income earned on our cash balances. Additionally, this amount includes immaterial losses on exchange rates on consumer payments and other miscellaneous income.

Key Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

The following table sets forth our key performance metrics for the periods presented (amounts in thousands, except for total orders and AOV):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net Sales	$105,426	$110,184	$(4,758)	(4.3)%	$202,763	$207,882	(5,119)	(2.5)%
Total Orders	44,404	42,849	1,555	3.6%	84,929	78,480	6,449	8.2%
AOV	$2,374	$2,571	$(197)	(7.7)%	$2,387	$2,649	$(262)	(9.9)%

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

The following table presents a reconciliation of net income and net income margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$1,375	$1,235	$2,442	$795
Interest expense	1,293	1,280	2,507	2,486
Income tax (benefit) expense	(62)	37	11	24
Depreciation expense	1,302	940	2,505	1,891
Amortization of cloud-based software implementation costs	213	139	418	263
Showroom pre-opening expense	409	1,671	622	3,443
Equity-based compensation expense	2,425	2,627	5,012	4,885
Other income, net (1)	(1,474)	(1,192)	(2,951)	(2,035)
Transaction costs and other expense (2)	—	1,000	—	1,532
Adjusted EBITDA	$5,481	$7,737	$10,566	$13,284
Net income margin	1.3%	1.1%	1.2%	0.4%
Adjusted EBITDA margin	5.2%	7.0%	5.2%	6.4%
(1)     Other income, net consists primarily of interest and other miscellaneous income, partially offset by expenses such as losses on exchange rates on consumer payments.
(2)     These expenses are those that we did not incur in the normal course of business. Expenses for the three and six month period ended June 30, 2023 include a $1 million charitable contribution.

Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to Continuing Equity Owners, debt service, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from capital-raising activities and borrowings under our loan facilities. We have historically had negative working capital driven by our high inventory turns and typical collection of payment from customers prior to payment of suppliers. As of June 30, 2024, we had a cash balance, excluding restricted cash, of $152.2 million, and negative working capital, which we define as our current assets less cash minus our current liabilities, of ($20.6) million.

In addition, as of June 30, 2024, the SVB Term Loan (as defined below) had an outstanding principal balance of $58.5 million, excluding unamortized debt issuance costs of $0.5 million, of which $53.6 million is classified as long-term. Refer to Note 7. "Debt" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for aggregate future principal payments under the SVB Term Loan.

For the six months ended June 30, 2024, the Company declared and paid $1.7 million of distributions to, or on behalf of, members associated with their estimated income tax obligations. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

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

Cash Flow Analysis

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$1,519	$10,870
Net cash used in investing activities	(1,419)	(9,159)
Net cash used in financing activities	(3,697)	(6,753)
Net decrease in cash, cash equivalents and restricted cash	(3,597)	(5,042)
Cash, cash equivalents and restricted cash at beginning of period	156,020	154,854
Cash, cash equivalents and restricted cash at end of period	$152,423	$149,812

Net Cash Used In Operating Activities

For the six months ended June 30, 2024, net cash provided by operating activities was $1.5 million compared to net cash provided by operating activities of $10.9 million for the six months ended June 30, 2023, a decrease of $9.4 million. This decrease was primarily driven by $11.8 million from changes in assets and liabilities related to working capital management activities, partially offset by an increase in net income adjusted for non-cash expense addbacks of $2.5 million. The decrease from changes in assets and liabilities related to operating activities was primarily due to an increase of $7.1 million in accounts payable, accrued expenses and other current liabilities, an increase of $0.8 million in operating lease liabilities, and an increase of $0.7 million in other assets and inventories. Also impacting the decrease from changes in assets and liabilities was a decrease of $2.0 million in deferred revenue and a decrease of $1.3 million in prepaid expenses and other current assets.

Net Cash Used In Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities was $1.4 million compared to $9.2 million for the six months ended June 30, 2023. The decrease of $7.7 million was principally due to a decrease in purchases of property and equipment related to new facilities leased during the period.

Net Cash Used In Financing Activities

For the six months ended June 30, 2024, net cash used in financing activities was $3.7 million compared to $6.8 million for the six months ended June 30, 2023. The decrease of $3.1 million was primarily due to lower tax distributions paid to members pursuant to the LLC Agreement of $3.4 million. The decrease in tax distributions paid to members was partially offset by the payment of debt issuance costs of $0.1 million in connection with the First Amendment (as defined below) and repurchases of $0.3 million of our Class A common stock under the share repurchase program.

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

On February 21, 2024, we entered into the First Amendment to the SVB Credit Agreement (the "First Amendment"), pursuant to which the lenders agreed to suspend the requirement to comply with the Consolidated Fixed Charge Coverage Ratio covenant on the last day of the fiscal quarters ending December 31, 2023, March 31, 2024, and June 30, 2024. The First Amendment also requires us to maintain Balance Sheet Cash (defined as unrestricted cash and cash equivalents held in accounts with the lenders and their affiliates) in an amount greater than the sum of the aggregate principal amount outstanding under the SVB Revolving Facility (including issued letters of credit) and the aggregate principal amount of the SVB Term Loan outstanding at such time, which requirement applies at all times commencing on February 21, 2024 until the last day of the fiscal quarter ending June 30, 2024. After such time, the minimum Balance Sheet Cash covenant no longer applies. See Note 7. "Debt" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the SVB Credit Facilities. As of June 30, 2024, there were no amounts outstanding under the SVB Revolving Facility and $58.5 million outstanding under the SVB Term Loan, $53.6 million of which is classified as long-term.

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
Contractual Obligations and Commitments

As of June 30, 2024, there were no material changes to our contractual obligations and commitments as disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weakness previously identified by management and described in Part II, Item 9A of our 2023 Form 10-K.

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

Remediation

In response to this material weakness in internal control over financial reporting related to ineffective ITGCs for key IT systems, the Company has taken and is continuing to take actions to remediate change management and access related control failures. Our remediation plan includes: (i) enhancing processes around reviewing privileged access to key financial systems and ensuring appropriate segregation of duties, (ii) strengthening change management procedures, (iii) we have hired a director of ITGC position to expand the management and governance over ITGCs, (iv) developed and implemented additional company wide training addressing internal controls, (v) enhancing the existing access management procedures and ownership; and (vi) establishing and monitoring metrics within information technology to track adherence to access and change management controls. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives.

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

Changes in Internal Control over Financial Reporting

Other than the actions to remediate the material weakness in our internal control over financial reporting as described above, which was ongoing as of the date of issuance of this Form 10-Q, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents information with respect to our repurchases of our Class A common stock during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - April 30	22,146	$2.78	22,146	$19.8 million
May 1 - May 31	21,228	$2.49	21,228	$19.8 million
June 1 - June 30	18,320	$2.32	18,320	$19.7 million
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.
(b) None.
(c) On June 2, 2024, Jeffrey Kuo, the Company's Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement (the "Kuo Sales Plan") that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and which provides for the sale of an aggregate of up to 55,627 shares of the Company's Class A common stock (a portion of the shares of Class A common stock to be received by Mr. Kuo upon the vesting of restricted stock units as set forth in the Kuo Sales Plan). The Kuo Sales Plan will remain in effect until the earliest of (1) May 22, 2025, (2) the date on which all trades set forth in the Kuo Sales Plan have been executed, or (3) such time as the Kuo Sales Plan is otherwise terminated or expires according to its terms.

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

August 8, 2024            By:/s/ Jeffrey Kuo
Jeffrey Kuo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)