Form 10-Q
period 2024-09-30
Brilliant Earth Group, Inc.
filed 2024-11-08
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2024, there were 13,624,810 shares of the registrant's Class A common stock, $0.0001 par value per share, outstanding, 35,806,812 shares of the registrant's Class B common stock, $0.0001 par value per share, outstanding, 49,119,976 shares of the registrant's Class C common stock, $0.0001 par value per share, outstanding and no shares of the registrant's Class D common stock, $0.0001 per share, outstanding.

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
•"Continuing Equity Owners" refers collectively to holders of LLC Interests (as defined below) and our Class B common stock and Class C common stock, including our Founders (as defined below) and Mainsail (as defined below), who may, exchange at each of their respective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock or Class C common stock (and such shares shall be immediately cancelled), as applicable), for, at our election (determined solely by our independent directors (within the meaning of the Nasdaq rules) who are disinterested), cash or newly-issued shares of our Class A common stock or Class D common stock, as applicable.
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

Part I - Financial Information
Item 1. Financial Statements
Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$152,653	$155,809
Restricted cash	215	211
Inventories, net	38,530	37,788
Prepaid expenses and other current assets	11,346	11,048
Total current assets	202,744	204,856
Property and equipment, net	21,768	22,047
Deferred tax assets	9,335	9,745
Operating lease right of use assets	36,026	34,248
Other assets	3,373	2,687
Total assets	$273,246	$273,583

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,199	$4,511
Accrued expenses and other current liabilities	36,252	43,824
Deferred revenue	21,538	19,556
Current portion of operating lease liabilities	5,930	4,993
Current portion of long-term debt	6,500	4,063
Total current liabilities	72,419	76,947

Long-term debt, net of debt issuance costs	51,588	55,573
Operating lease liabilities	37,056	35,572
Payable pursuant to the Tax Receivable Agreement	7,828	8,035
Total liabilities	168,891	176,127

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.0001 par value, 1,200,000,000 shares authorized; 13,844,407 shares issued and 13,669,852 shares outstanding at September 30, 2024 and 12,522,146 shares outstanding at December 31, 2023	1	1
Class B common stock, $0.0001 par value, 150,000,000 shares authorized; 35,799,762 and 35,688,349 shares outstanding at September 30, 2024 and December 31, 2023, respectively	4	4
Class C common stock, $0.0001 par value, 150,000,000 shares authorized; 49,119,976 shares outstanding at September 30, 2024 and December 31, 2023, respectively	5	5
Class D common stock, $0.0001 par value, 150,000,000 shares authorized; none issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	10,467	8,275
Treasury stock, at cost; 174,555 shares and none at September 30, 2024 and December 31, 2023, respectively	(438)	—
Retained earnings	4,430	4,247
Stockholders' equity attributable to Brilliant Earth Group, Inc.	14,469	12,532
Non-controlling interests attributable to Brilliant Earth, LLC	89,886	84,924
Total stockholders' equity	104,355	97,456
Total liabilities and stockholders' equity	$273,246	$273,583
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$99,873	$114,154	$302,636	$322,036
Cost of sales	39,103	47,327	119,483	138,044
Gross profit	60,770	66,827	183,153	183,992
Operating expenses:
Selling, general and administrative	61,839	64,813	182,213	180,708
(Loss) income from operations	(1,069)	2,014	940	3,284
Interest expense	(1,320)	(1,322)	(3,827)	(3,808)
Other income, net	1,525	1,401	4,476	3,436
(Loss) income before tax	(864)	2,093	1,589	2,912
Income tax expense	(211)	(95)	(222)	(119)
Net (loss) income	(1,075)	1,998	1,367	2,793
Net (loss) income allocable to non-controlling interest	(934)	1,753	1,184	2,452
Net (loss) income allocable to Brilliant Earth Group, Inc.	$(141)	$245	$183	$341

Earnings per share:
Basic	$(0.01)	$0.02	$0.01	$0.03
Diluted	$(0.01)	$0.02	$0.01	$0.02
Weighted average shares of common stock outstanding:
Basic	13,545,256	12,149,770	13,203,551	11,780,905
Diluted	13,545,256	97,194,920	98,527,171	96,918,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands except share amounts)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock						Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Stockholders' Equity
Balance, January 1, 2024	12,522,146	$1	35,688,349	$4	49,119,976	$5	$8,275	$—	$4,247	$12,532	84,808,325	$84,924	$97,456
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	—	(988)	(988)
Conversion of Class B to Class A common stock	16,260	—	(16,260)	—	—	—	—	—	—	—	(16,260)	—	—
RSU vesting during period	506,264	—	—	—	—	—	—	—	—	—	—	—	—
Repurchases of common stock	(32,371)	—	—	—	—	—	—	(100)	—	(100)	—	—	(100)
Class B shares issued upon vesting of LLC units	—	—	84,187	—	—	—	—	—	—	—	84,187	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	(164)	—	—	(164)	—	—	(164)
Equity-based compensation	—	—	—	—	—	—	2,541	—	—	2,541	—	46	2,587
Net income	—	—	—	—	—	—	—	—	139	139	—	928	1,067
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(1,674)	—	—	(1,674)	—	1,674	—
Balance, March 31, 2024	13,012,299	$1	35,756,276	$4	49,119,976	$5	$8,978	$(100)	$4,386	$13,274	84,876,252	$86,584	$99,858
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	—	(539)	(539)
RSU vesting during period	484,548	—	—	—	—	—	—	—	—	—	—	—	—
Repurchases of common stock	(61,694)	—	—	—	—	—	—	(159)	—	(159)	—	—	(159)
Class B shares issued upon vesting of LLC units	—	—	22,338	—	—	—	—	—	—	—	22,338	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	(11)	—	—	(11)	—	—	(11)
Equity-based compensation	—	—	—	—	—	—	2,398	—	—	2,398	—	27	2,425
Net income	—	—	—	—	—	—	—	—	185	185	—	1,190	1,375
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(1,621)	—	—	(1,621)	—	1,621	—
Balance, June 30, 2024	13,435,153	$1	35,778,614	$4	49,119,976	$5	$9,744	$(259)	$4,571	$14,066	84,898,590	$88,883	$102,949
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	—	(50)	(50)
RSU vesting during period	315,189	—		—	—	—	—	—	—	—	—	—	—
Repurchases of common stock	(80,490)	—	—	—	—	—	—	(179)	—	(179)	—	—	(179)
Class B shares issued upon vesting of LLC units	—	—	21,148	—	—	—	—	—	—	—	21,148	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	186	—	—	186	—	—	186
Equity-based compensation	—	—	—	—	—	—	2,497	—	—	2,497	—	27	2,524
Net loss	—	—	—	—	—	—	—	—	(141)	(141)	—	(934)	(1,075)
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(1,960)	—	—	(1,960)	—	1,960	—
Balance, September 30, 2024	13,669,852	$1	35,799,762	$4	49,119,976	$5	$10,467	$(438)	$4,430	$14,469	84,919,738	$89,886	$104,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands except share amounts)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock					Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Stockholders' Equity
Balance, January 1, 2023	11,246,694	$1	35,482,534	$4	49,119,976	$5	$7,256	$3,663	$10,929	84,602,510	$82,212	$93,141
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(1,468)	(1,468)
Conversion of Class B to Class A common stock	71,886	—	(71,886)	—	—	—	—	—	—	(71,886)	—	—
RSU vesting during period	252,941	—	—	—	—	—	—	—	—	—	—	—
Class B shares issued upon vesting of LLC units	—	—	115,437	—	—	—	—	—	—	115,437	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	(65)	—	(65)	—	—	(65)
Equity-based compensation	—	—	—	—	—	—	2,204	—	2,204	—	54	2,258
Net loss	—	—	—	—	—	—	—	(52)	(52)	—	(388)	(440)
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(1,780)	—	(1,780)	—	1,780	—
Balance, March 31, 2023	11,571,521	$1	35,526,085	$4	49,119,976	$5	$7,615	$3,611	$11,236	84,646,061	$82,190	$93,426
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(3,660)	(3,660)
Conversion of Class B to Class A common stock	54,600	—	(54,600)	—	—	—	—	—	—	(54,600)	—	—
RSU vesting during period	411,444	—	—	—	—	—	—	—	—	—	—	—
Class B shares issued upon vesting of LLC units	—	—	112,115	—	—	—	—	—	—	112,115	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	6	—	6	—	—	6
Equity-based compensation	—	—	—	—	—	—	2,574	—	2,574	—	53	2,627
Net income	—	—	—	—	—	—	—	148	148	—	1,087	1,235
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(2,313)	—	(2,313)	—	2,313	—
Balance, June 30, 2023	12,037,565	$1	35,583,600	$4	49,119,976	$5	$7,882	$3,759	$11,651	84,703,576	$81,983	$93,634
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(4,733)	(4,733)
Conversion of Class B to Class A common stock	19,865	—	(19,865)	—	—	—	—	—	—	(19,865)	—	—
RSU vesting during period	203,512	—	—	—	—	—	—	—	—	—	—	—
Class B shares issued upon vesting of LLC units	—	—	105,489	—	—	—	—	—	—	105,489	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	(23)	—	(23)	—	—	(23)
Equity-based compensation	—	—	—	—	—	—	2,518		2,518	—	51	2,569
Net income	—	—	—	—	—	—	—	245	245	—	1,753	1,998
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(2,586)	—	(2,586)	—	2,586	—
Balance, September 30, 2023	12,260,942	$1	35,669,224	$4	49,119,976	$5	$7,791	$4,004	$11,805	84,789,200	$81,640	$93,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$1,367	$2,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,846	2,996
Equity-based compensation	7,536	7,454
Non-cash operating lease cost	3,821	3,487
Amortization of debt issuance costs	218	202
Deferred tax expense	222	118
Other	(118)	63
Changes in assets and liabilities:
Inventories	(585)	2,025
Prepaid expenses and other current assets	301	1,808
Other assets	(726)	547
Accounts payable, accrued expenses and other current liabilities	(10,582)	(7,554)
Deferred revenue	1,982	4,502
Operating lease liabilities	(3,778)	(2,927)
Net cash provided by operating activities	3,504	15,514
Investing activities
Purchases of property and equipment	(2,730)	(10,729)
Net cash used in investing activities	(2,730)	(10,729)
Financing activities
Payments on SVB term loan	(1,625)	(2,438)
Repurchases of common stock	(438)	—
Payment of debt issuance costs	(100)	—
Tax distributions and TRA payments to members	(1,763)	(9,861)
Net cash used in financing activities	(3,926)	(12,299)
Net decrease in cash, cash equivalents and restricted cash	(3,152)	(7,514)
Cash, cash equivalents and restricted cash at beginning of period	156,020	154,854
Cash, cash equivalents and restricted cash at end of period	$152,868	$147,340

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$152,653	$147,131
Restricted cash	215	209
Total cash, cash equivalents, and restricted cash	$152,868	$147,340

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,199	$12,449
Change in deferred tax assets associated with redemption of LLC Units	(188)	442
TRA Obligation associated with redemption of LLC Units	(199)	524
Purchases of property and equipment included in accounts payable and accrued liabilities	877	964
Change in APIC related to redemption of LLC Units	11	(82)

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
The non-controlling interest on the unaudited condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Brilliant Earth, LLC held by the Continuing Equity Owners. The non-controlling interest on the unaudited condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of September 30, 2024, the non-controlling interest was 86.1%. At the end of each reporting period, equity related to Brilliant Earth, LLC that is attributable to Brilliant Earth Group, Inc. and the Continuing Equity Owners is rebalanced to reflect Brilliant Earth Group, Inc.'s and the Continuing Equity Owners' ownership in Brilliant Earth, LLC.

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
At September 30, 2024 and December 31, 2023, there were no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

The carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities. The carrying value of long-term debt, net of debt issuance costs, also approximates its fair value, which has been estimated by management based on the consideration of applicable interest rates (including certain instruments at variable or floating rates) for similar types of borrowing arrangements and were classified as Level 2.

Marketing Expenses

Marketing and advertising costs are generally expensed as incurred, except for certain production costs that are expensed the first time the advertising takes place. The Company recorded marketing and advertising costs of $26.9 million and $77.7 million, for the three and nine months ended September 30, 2024, respectively, and $30.8 million and $82.6 million for the three and nine months ended September 30, 2023, respectively, which are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

2. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net (loss) income applicable to Brilliant Earth Group, Inc. by the weighted average shares of Class A common stock outstanding (and Class D common stock, if outstanding) during the period. Diluted earnings per share is computed by adjusting the net (loss) income available to Brilliant Earth Group, Inc. and the weighted average shares outstanding to give effect to potentially dilutive securities. Shares of Class B and Class C common stock are not entitled to receive any distributions or dividends and are therefore excluded from this presentation since they are not participating securities.

Basic and diluted earnings per share of Class A common stock for the three and nine months ended September 30, 2024 and 2023 have been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2024	2023	2024	2023
Net (loss) income attributable to Brilliant Earth Group, Inc., BASIC	$(141)	$245	$183	$341
Add: Net (loss) income impact from assumed redemption of all LLC Units to common stock	(934)	1,753	1,184	2,452
Add (less): Income tax benefit (expense) on net (loss) income attributable to NCI	239	(454)	(302)	(634)
Net (loss) income attributable to Brilliant Earth Group, Inc., after adjustment for assumed conversion, DILUTED	$(836)	$1,544	$1,065	$2,159

Denominator:
Weighted average shares of common stock outstanding, BASIC	13,545,256	12,149,770	13,203,551	11,780,905
Dilutive effects of:
Vested LLC Units that are exchangeable for common stock	—	84,727,903	85,180,049	84,661,708
Unvested LLC Units that are exchangeable for common stock	—	265,750	55,708	380,006
RSUs	—	51,497	87,863	95,846
Weighted average shares of common stock outstanding, DILUTED	13,545,256	97,194,920	98,527,171	96,918,465

BASIC earnings per share	$(0.01)	$0.02	$0.01	$0.03
DILUTED earnings per share	$(0.01)	$0.02	$0.01	$0.02

Net (loss) income attributable to the non-controlling interest is added back to net (loss) income in the fully dilutive computation and has been adjusted for income taxes which would have been expensed had the (loss) income been recognized by Brilliant Earth Group, Inc., a taxable entity. The weighted average common shares outstanding in the diluted computation per share assumes all outstanding LLC Units are converted and the Company will elect to issue shares of common stock upon redemption rather than cash-settle.
For the three and nine months ended September 30, 2024 and 2023, the dilutive impact of LLC Units convertible into common stock were included in the computation of diluted earnings per share under the if-converted method, except when the effect would be anti-dilutive. The dilutive impact of unvested LLC Units and RSUs were included using the treasury stock method, except when the effect would be anti-dilutive.

The following table presents the securities for the three and nine months ended September 30, 2024 and 2023, that have been excluded from the computations of earnings per share because such impact would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Vested LLC Units	84,905,562	—	—	—
RSUs	4,386,404	3,226,891	3,616,374	3,075,461
Stock options	681,592	788,020	723,667	806,339
Unvested LLC Units	59,969	—	14,864	—

3. REVENUE

Disaggregation of Revenue
The following table discloses total net sales by geography for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$95,571	$108,413	$290,845	$305,882
International	4,302	5,741	11,791	16,154
Total net sales	$99,873	$114,154	$302,636	$322,036

Contract Balances

Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred.
As of September 30, 2024, December 31, 2023, and December 31, 2022, total deferred revenue that includes our contract balances was $21.5 million, $19.6 million, and $18.6 million, respectively.

During the three months ended September 30, 2024 and 2023, the Company recognized $20.2 million and $20.2 million, respectively, of revenue that was deferred as of June 30, 2024 and June 30, 2023, respectively.

During the nine months ended September 30, 2024 and 2023, the Company recognized $18.9 million and $18.0 million, respectively, of revenue that was deferred as of December 31, 2023 and December 31, 2022, respectively.

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

As of September 30, 2024 and December 31, 2023, refund liabilities balances were $1.4 million and $2.4 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.

As of September 30, 2024 and December 31, 2023, returns asset balances were $0.5 million and $1.0 million, respectively, and are included within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.

4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Loose diamonds	$7,032	$8,168
Fine jewelry and other	31,696	29,975
Allowance for inventory obsolescence	(198)	(355)
Total inventories, net	$38,530	$37,788

The allowance for inventory obsolescence consists of the following (in thousands):

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$(355)	$(307)
Change in allowance for inventory obsolescence	157	(49)
Balance at end of period	$(198)	$(356)

As of September 30, 2024 and December 31, 2023, the Company had $16.3 million and $24.8 million, respectively, in consigned inventory held on behalf of suppliers which is not recorded in the unaudited condensed consolidated balance sheets.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Vendor expenses	$12,383	$12,400
Inventory received not billed	9,122	12,686
Accrued payroll expenses	5,058	6,027
Sales and other tax payable accrual	2,667	4,040
Provision for sales returns and allowances	1,380	2,449
Current portion of TRA	—	186
Other	5,642	6,036
Total accrued expenses and other current liabilities	$36,252	$43,824

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue. Activity for the nine months ended September 30, 2024 and 2023, was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$2,449	$2,332
Provision	18,505	16,136
Returns and allowances	(19,574)	(16,927)
Balance at end of period	$1,380	$1,541

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

Total operating lease costs were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2024	2023	2024	2023
Operating lease costs	Selling, general and administrative expense	$1,997	$1,789	$5,780	$5,141
Operating lease costs	Cost of sales	69	$—	205	—
Variable lease costs	Selling, general and administrative expense	437	343	1,255	936
Variable lease costs	Cost of sales	34	—	102	—
Sublease income	Selling, general and administrative expense	(52)	—	(88)	—
Total lease costs		$2,485	$2,132	$7,254	$6,077

The maturity analysis of the operating lease liabilities as of September 30, 2024 was as follows (in thousands):

Amount
For the remainder of the year ending December 31, 2024	$1,522
Years ending December 31,
2025	9,031
2026	8,844
2027	7,511
2028	6,532
2029	5,710
Thereafter	13,263
Total minimum lease payments(1)	52,413
Less: imputed interest	(9,427)
Net present value of operating lease liabilities	42,986
Less: current portion	(5,930)
Long-term portion	$37,056

(1) Future minimum lease payments exclude $1.6 million of future payments required under a signed lease agreement that has not yet commenced. The operating lease will commence after September 30, 2024 with a lease term of five years.

As of September 30, 2024, future minimum tenant operating receipts remaining under the third party sublease were $0.5 million with a remaining sublease term of 2.2 years.

The weighted-average remaining lease term and weighted-average discount rate on long-term leases was as follows:

	Nine Months Ended September 30,
	2024	2023
Weighted-average remaining lease term - operating leases	6.6 years	7.3 years
Weighted-average discount rate - operating leases	5.9%	5.5%

Cash paid for amounts included in the measurement of lease liabilities was $5.9 million and $4.5 million for the nine months ended September 30, 2024 and 2023, respectively.

7. DEBT

The following table summarizes the net carrying amount of the Company's outstanding debt as of September 30, 2024 and December 31, 2023, net of debt issuance costs (in thousands):

	September 30, 2024			December 31, 2023
	Outstanding principal	Debt issuance costs	Net carrying amount	Outstanding principal	Debt issuance costs	Net carrying amount
Current portion	$6,500	$—	$6,500	$4,063	$—	$4,063
Long term	52,000	(412)	51,588	56,063	(490)	55,573
Total debt	$58,500	$(412)	$58,088	$60,126	$(490)	$59,636

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
On February 21, 2024, we entered into the First Amendment to the SVB Credit Agreement (the "First Amendment"), pursuant to which the lenders agreed to suspend the requirement to comply with the Consolidated Fixed Charge Coverage Ratio covenant on the last day of the fiscal quarters ending December 31, 2023, March 31, 2024, and June 30, 2024. The First Amendment also required us to maintain Balance Sheet Cash (defined as unrestricted cash and cash equivalents held in accounts with the lenders and their affiliates) in an amount greater than the sum of the aggregate principal amount outstanding under the SVB Revolving Facility (including issued letters of credit) and the aggregate principal amount of the SVB Term Loan outstanding at such time, which requirement applied at all times commencing on February 21, 2024 until the last day of the fiscal quarter ending June 30, 2024. After such time, the minimum Balance Sheet Cash covenant no longer applied.

As of September 30, 2024, the Company was in compliance with all applicable covenants under the SVB Credit Agreement.
The Company's debt effective interest rate was 8.49% and 8.49% for the three months ended September 30, 2024 and 2023, respectively.

The Company's debt effective interest rate was 8.44% and 8.14% for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, there were no amounts outstanding under the SVB Revolving Facility.
As of September 30, 2024, the aggregate future principal payments under the SVB Term Loan were as follows (in thousands):

Principal
For the remainder of the year ending December 31, 2024	$2,437
Years ending December 31,
2025	5,688
2026	6,500
2027	43,875
Total aggregate future principal payments	$58,500

8. EQUITY-BASED COMPENSATION

Grants of Restricted Stock Units

The following table summarizes the activity related to the Company's restricted stock units ("RSUs") for the nine months ended September 30, 2024:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2023, unvested	3,942,052	$6.10
Granted	2,050,158	$2.77
Vested	(1,306,101)	$6.18
Forfeited	(446,651)	$6.16
Balance as of September 30, 2024, unvested	4,239,458	$4.46

Total compensation expense for RSUs was $2.4 million and $7.0 million for the three and nine months ended September 30, 2024, respectively, and $2.3 million and $6.7 million for the three and nine months ended September 30, 2023, respectively, which are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of September 30, 2024, total compensation cost related to unvested RSUs not yet recognized is $17.0 million and is expected to be recognized over a weighted-average period of approximately 2.2 years.

Grants of Stock Options

The following table summarizes the activity related to the outstanding and exercisable stock options for the nine months ended September 30, 2024:

	Number of options	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2023	758,458	$12.00	$4.27	7.7
Forfeited	(92,553)	$12.00	$4.28	—
Outstanding as of September 30, 2024	665,905	$12.00	$4.27	7.0

Exercisable as of September 30, 2024	596,663	$12.00	$4.27	7.0
Unvested as of September 30, 2024	69,242	$12.00	$4.29	7.0
Vested and expected to vest as of September 30, 2024	665,905	$12.00	$4.27	7.0

As of September 30, 2024, the vested stock options did not have an aggregated intrinsic value as the exercise price exceeded the estimated fair market value of the stock options.

Total compensation expense for stock options was approximately $0.1 million and $0.4 million, for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, which are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of September 30, 2024, total compensation cost related to unvested options not yet recognized is $0.3 million and is expected to be recognized over a weighted-average period of less than 1.0 year.

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

Tax Provision and Deferred Tax Asset
At the end of each interim period, Brilliant Earth Group, Inc. estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period. The Company's effective tax rate of 13.97% for the nine months ended September 30, 2024, differs from the U.S. federal statutory tax rate of 21% primarily due to income associated with the non-controlling interest, state tax expense and other permanent items.

The Company recorded net decreases in deferred tax assets of $0.4 million during the nine months ended September 30, 2024, with a corresponding decrease primarily to additional paid in capital, resulting from changes in the outside basis difference on Brilliant Earth Group Inc.'s investment in Brilliant Earth, LLC. The Company has determined it is more-likely-than-not that it will be able to realize this deferred tax asset in the future.

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

As of September 30, 2024, related to the TRA, the Company has recorded (i) a deferred tax asset in the amount of $8.7 million, (ii) a corresponding estimated liability with a balance of $7.8 million representing 85% of the projected tax benefits to the Continuing Equity Owners; and (iii) $0.9 million of additional paid-in capital.

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

Purchase Obligations

In August and September 2024, the Company entered into three agreements with third parties to provide technology services. The total minimum contractual payments relating to these agreements with a term in excess of 12 months totaled approximately $2.9 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes for the fiscal year ended December 31, 2023, as disclosed in our 2023 Form 10-K. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, growth, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in "Cautionary Note Regarding Forward-Looking Statements," and "Risk Factors" in this Quarterly Report on Form 10-Q and Part I, Item 1A. "Risk Factors" in our 2023 Form 10-K. We assume no obligation to update any of these forward-looking statements.

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

Below is a summary of our performance for the three months ended September 30, 2024:

•Net sales of $99.9 million, down 12.5% compared to $114.2 million for the three months ended September 30, 2023;
•Net loss of $1.1 million, down 153.8% compared to net income of $2.0 million for the three months ended September 30, 2023;
•Net loss margin of 1.1%, compared to net income margin 1.8% for the three months ended September 30, 2023;
•Adjusted EBITDA of $3.6 million, down 52.3%, compared to $7.6 million for the three months ended September 30, 2023; and
•Adjusted EBITDA margin of 3.6%, compared to 6.7% for the three months ended September 30, 2023.

Below is a summary of our performance for the nine months ended September 30, 2024:

•Net sales of $302.6 million, down 6.0% compared to $322.0 million for the nine months ended September 30, 2023;
•Net income of $1.4 million, down 51.1% compared to $2.8 million for the nine months ended September 30, 2023;
•Net income margin of 0.5%, compared to 0.9% for the nine months ended September 30, 2023;
•Adjusted EBITDA of $14.2 million, down 32.1%, compared to $20.9 million for the nine months ended September 30, 2023; and
•Adjusted EBITDA margin of 4.7%, compared to 6.5% for the nine months ended September 30, 2023.

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

International Expansion

We are in the early stages of expanding globally, and a larger geographic footprint will help drive future growth. Our proof-points from localizing our website for Canada, Australia, and the United Kingdom, and our sales to customers from over 50 countries, provide encouraging signs for future global expansion. We see strong potential in launching e-commerce in new overseas markets and new showrooms in countries where we have already established a localized digital presence. We plan to drive brand awareness through localized marketing channels and expect our data-driven technology platform to continue providing insights for product recommendations and inventory management.

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

Comparison of Three Months Ended September 30, 2024 and 2023

The following table sets forth our statements of operations for the three months ended September 30, 2024 and 2023, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended September 30,
	2024		2023		Period change
	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$99,873	100.0%	$114,154	100.0%	$(14,281)	(12.5)%
Cost of sales	39,103	39.2%	47,327	41.5%	(8,224)	(17.4)%
Gross profit	60,770	60.8%	66,827	58.5%	(6,057)	(9.1)%
Operating expenses:
Selling, general and administrative	61,839	61.9%	64,813	56.8%	(2,974)	(4.6)%
(Loss) income from operations	(1,069)	(1.1)%	2,014	1.8%	(3,083)	(153.1)%
Interest expense	(1,320)	1.3%	(1,322)	1.2%	(2)	(0.2)%
Other income, net	1,525	1.5%	1,401	1.2%	124	8.9%
(Loss) income before tax	(864)	(0.9)%	2,093	1.8%	(2,957)	(141.3)%
Income tax expense	(211)	(0.2)%	(95)	(0.1)%	(116)	(122.1)%
Net (loss) income	(1,075)	(1.1)%	1,998	1.8%	(3,073)	(153.8)%
Net (loss) income allocable to non-controlling interest	(934)	(0.9)%	1,753	1.5%	(2,687)	(153.3)%
Net (loss) income allocable to Brilliant Earth Group, Inc.	$(141)	(0.1)%	$245	0.2%	$(386)	(157.6)%

Amounts may not sum due to rounding

Net Sales

Net sales for the three months ended September 30, 2024 decreased by $14.3 million, or 12.5%, compared to the three months ended September 30, 2023. The decrease in net sales was due to a decrease of 11.6% in AOV and a slight decrease in order volumes of 1.0%.

The decrease in AOV was driven by a higher mix of lower price point products, including fine jewelry.

Gross Profit

Gross profit for the three months ended September 30, 2024 decreased by $6.1 million, or 9.1%, compared to the three months ended September 30, 2023. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 230 basis points for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by our premium brand and differentiated product offerings, performance of our pricing engine, procurement efficiencies and benefits from our extended warranty program. These improvements in gross margin were slightly offset by a 3.4% increase in average platinum spot prices and a 28.6% increase in average gold spot prices for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2024 decreased by $3.0 million, or 4.6%, compared to the three months ended September 30, 2023. Selling, general and administrative expenses as a percentage of net sales increased by 510 basis points for the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023, driven by the impact of lower net sales. The decrease in selling, general and administrative expenses was primarily driven by a decrease in marketing expenses of $4.0 million and a decrease in other general and administrative expenses of $0.7 million. These decreases were partially offset by an increase in employment expenses of $1.7 million from the quarter ended September 30, 2023 to the quarter ended September 30, 2024.

The decrease in marketing expenses was a result of our continued focus on improving the effectiveness and efficiency of our marketing spend. The decrease in other general and administrative expenses was primarily related to decreases in pre-opening expenses from the opening of new showrooms partially offset by increases in rent, lease-related expenses and increases in information technology and other software-related costs compared to the quarter ended September 30, 2023. The increase in employment expenses was driven by an increase in salaries and wages, payroll taxes and other benefits expense primarily due to the addition of showroom staff to support our growth compared to the quarter ended September 30, 2023.

Other Income, net
Other income, net for the three months ended September 30, 2024 increased by $0.1 million, compared to the three months ended September 30, 2023, primarily due to increased interest income earned on our cash balances. Additionally, this amount includes immaterial losses on exchange rates on consumer payments and other miscellaneous income.
Income tax expense

Income tax expense of $0.2 million for the three months ended September 30, 2024, increased compared to income tax expense of $0.1 million for the three months ended September 30, 2023 primarily due to an increase in the effective tax rate in the three months ended September 30, 2024.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table sets forth our statements of operations for the nine months ended September 30, 2024 and 2023, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Nine Months Ended September 30,
	2024		2023		Period change
	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$302,636	100.0%	$322,036	100.0%	$(19,400)	(6.0)%
Cost of sales	119,483	39.5%	138,044	42.9%	(18,561)	(13.4)%
Gross profit	183,153	60.5%	183,992	57.1%	(839)	(0.5)%
Operating expenses:
Selling, general and administrative	182,213	60.2%	180,708	56.1%	1,505	0.8%
Income from operations	940	0.3%	3,284	1.0%	(2,344)	(71.4)%
Interest expense	(3,827)	1.3%	(3,808)	1.2%	(19)	(0.5)%
Other income, net	4,476	1.5%	3,436	1.1%	1,040	30.3%
Income before tax	1,589	0.5%	2,912	0.9%	(1,323)	(45.4)%
Income tax expense	(222)	(0.1)%	(119)	—%	(103)	(86.6)%
Net income	1,367	0.5%	2,793	0.9%	(1,426)	(51.1)%
Net income allocable to non-controlling interest	1,184	0.4%	2,452	0.8%	(1,268)	(51.7)%
Net income allocable to Brilliant Earth Group, Inc.	$183	0.1%	$341	0.1%	$(158)	(46.3)%

Amounts may not sum due to rounding
Net Sales

Net sales for the nine months ended September 30, 2024 decreased by $19.4 million, or 6.0%, compared to the nine months ended September 30, 2023. The decrease in net sales was due to a decrease of 10.5% in AOV, partially offset by an increase in order volumes of 5.0%.

The decrease in AOV was driven by a higher mix of lower price point products, including fine jewelry.

The 5.0% increase in order volumes was due to strong performance in lower price point products, including fine jewelry, continued effectiveness of our customer acquisition and retention activities and the opening of new showrooms.

Gross Profit

Gross profit for the nine months ended September 30, 2024 decreased by $0.8 million, or 0.5%, compared to the nine months ended September 30, 2023. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 340 basis points for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by our premium brand and differentiated product offerings, performance of our pricing engine, procurement efficiencies and benefits from our extended warranty program. Gross margin was further positively impacted by an 3.2% reduction in average platinum spot prices, and negatively impacted by an increase of 18.9% in average gold spot prices for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2024 increased by $1.5 million, or 0.8%, compared to the nine months ended September 30, 2023. Selling, general and administrative expenses as a percentage of net sales increased by 410 basis points for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in selling, general and administrative expenses was primarily driven by an increase in employment expenses of $6.7 million. This increase was partially offset by decreases in marketing expenses and other general and administrative expenses, which decreased by $5.0 million and $0.2 million, respectively, from the nine months ended September 30, 2023 to the nine months ended September 30, 2024.

The increase in employment expenses was driven by an increase in salaries and wages, payroll taxes and other benefits expense primarily due to the addition of showroom staff to support our growth. The decrease in marketing expenses resulted from our continued focus on improving the effectiveness and efficiency of our marketing program. The decrease in other general and administrative expenses was primarily driven by a decrease in pre-opening expenses from the opening of new showrooms and a decrease in charitable contributions compared to the nine months ended September 30, 2023. These decreases were partially offset by increases in rent, lease-related expenses and increases in information technology and other software-related costs compared to the nine months ended September 30, 2023.

Other Income, net
Other income, net for the nine months ended September 30, 2024 increased by $1.0 million, compared to the nine months ended September 30, 2023, primarily due to increased interest income earned on our cash balances. Additionally, this amount includes immaterial losses on exchange rates on consumer payments and other miscellaneous income.
Income tax expense

Income tax expense of $0.2 million for the nine months ended September 30, 2024, increased compared to income tax expense of $0.1 million for the nine months ended September 30, 2023 primarily due to an increase in the effective tax rate in the nine months ended September 30, 2024.

Key Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

The following table sets forth our key performance metrics for the periods presented (amounts in thousands, except for total orders and AOV):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net Sales	$99,873	$114,154	$(14,281)	(12.5)%	$302,636	$322,036	(19,400)	(6.0)%
Total Orders	42,744	43,161	(417)	(1.0)%	127,673	121,641	6,032	5.0%
AOV	$2,337	$2,645	$(308)	(11.6)%	$2,370	$2,647	$(277)	(10.5)%

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures, are included in this Quarterly Report on Form 10-Q because they are used by management and our board of directors to assess our financial performance. We define Adjusted EBITDA as net (loss) income excluding interest expense, income taxes, depreciation expense, amortization of cloud-based software implementation costs, showroom pre-opening expense, equity-based compensation expense, certain non-operating expenses and income, and other unusual and/or infrequent costs, which we do not consider in our evaluation of ongoing operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA calculated as a percentage of net sales. These non-GAAP financial measures provide users of our financial information with useful information in evaluating our operating performance and exclude certain items from net (loss) income that may vary substantially in frequency and magnitude from period to period. These non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net (loss) income prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of Adjusted EBITDA and Adjusted EBITDA margin to its most directly comparable GAAP financial measure, net (loss) income and net (loss) income margin, are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items, and may include other expenses, costs and non-recurring items.

The following table presents a reconciliation of net (loss) income and net (loss) income margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(1,075)	$1,998	$1,367	$2,793
Interest expense	1,320	1,322	3,827	3,808
Income tax expense	211	95	222	119
Depreciation expense	1,341	1,105	3,846	2,996
Amortization of cloud-based software implementation costs	241	145	659	408
Showroom pre-opening expense	599	1,311	1,221	4,754
Equity-based compensation expense	2,524	2,569	7,536	7,454
Other income, net (1)	(1,525)	(1,401)	(4,476)	(3,436)
Transaction costs and other expense (2)	—	480	—	2,012
Adjusted EBITDA	$3,636	$7,624	$14,202	$20,908
Net (loss) income margin	(1.1)%	1.8%	0.5%	0.9%
Adjusted EBITDA margin	3.6%	6.7%	4.7%	6.5%
(1)     Other income, net consists primarily of interest and other miscellaneous income, partially offset by expenses such as losses on exchange rates on consumer payments.
(2)     These expenses are those that we did not incur in the normal course of business. For the nine month period ended September 30, 2023, costs included a $1 million charitable contribution.

Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to Continuing Equity Owners, debt service, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from capital-raising activities and borrowings under our loan facilities. We have historically had negative working capital driven by our high inventory turns and typical collection of payment from customers prior to payment of suppliers. As of September 30, 2024, we had a cash balance, excluding restricted cash, of $152.7 million, and negative working capital, which we define as our current assets less cash minus our current liabilities, of ($22.3) million.

In addition, as of September 30, 2024, the SVB Term Loan (as defined below) had an outstanding principal balance of $58.5 million, excluding unamortized debt issuance costs of $0.4 million, of which $52.0 million is classified as long-term. Refer to Note 7. "Debt" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for aggregate future principal payments under the SVB Term Loan.

For the nine months ended September 30, 2024, the Company declared and paid $1.8 million of tax distributions and TRA payments to, or on behalf of, members associated with their estimated income tax obligations. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

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

Cash Flow Analysis

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$3,504	$15,514
Net cash used in investing activities	(2,730)	(10,729)
Net cash used in financing activities	(3,926)	(12,299)
Net decrease in cash, cash equivalents and restricted cash	(3,152)	(7,514)
Cash, cash equivalents and restricted cash at beginning of period	156,020	154,854
Cash, cash equivalents and restricted cash at end of period	$152,868	$147,340

Net Cash Provided By Operating Activities

For the nine months ended September 30, 2024, net cash provided by operating activities was $3.5 million compared to net cash provided by operating activities of $15.5 million for the nine months ended September 30, 2023, a decrease of $12.0 million. This decrease was primarily driven by $11.8 million from changes in assets and liabilities related to working capital management activities and a decrease in net income adjusted for non-cash expense addbacks of $0.2 million. The decrease from changes in assets and liabilities related to operating activities was primarily due to an increase of $3.9 million in other assets and inventories, a decrease of $3.0 million in accounts payable, accrued expenses and other current liabilities, and a decrease of $0.9 million in operating lease liabilities. Also impacting the decrease from changes in assets and liabilities was a decrease of $2.5 million in deferred revenue and a decrease of $1.5 million in prepaid expenses and other current assets.

Net Cash Used In Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was $2.7 million compared to $10.7 million for the nine months ended September 30, 2023. The decrease of $8.0 million was principally due to a decrease in purchases of property and equipment related to new facilities leased during the period.

Net Cash Used In Financing Activities

For the nine months ended September 30, 2024, net cash used in financing activities was $3.9 million compared to $12.3 million for the nine months ended September 30, 2023. The decrease of $8.4 million was primarily due to lower tax distributions paid to members pursuant to the LLC Agreement of $8.1 million and lower payments made on the SVB Term Loan (as defined below) of $0.8 million. The decrease in tax distributions paid to members and payments made on the SVB Term Loan (as defined below) were partially offset by the payment of debt issuance costs of $0.1 million in connection with the First Amendment (as defined below) and repurchases of $0.4 million of our Class A common stock under the share repurchase program.

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

On February 21, 2024, we entered into the First Amendment to the SVB Credit Agreement (the "First Amendment"), pursuant to which the lenders agreed to suspend the requirement to comply with the Consolidated Fixed Charge Coverage Ratio covenant on the last day of the fiscal quarters ending December 31, 2023, March 31, 2024, and June 30, 2024. The First Amendment also required us to maintain Balance Sheet Cash (defined as unrestricted cash and cash equivalents held in accounts with the lenders and their affiliates) in an amount greater than the sum of the aggregate principal amount outstanding under the SVB Revolving Facility (including issued letters of credit) and the aggregate principal amount of the SVB Term Loan outstanding at such time, which requirement applied at all times commencing on February 21, 2024 until the last day of the fiscal quarter ending June 30, 2024. After such time, the minimum Balance Sheet Cash covenant no longer applied. See Note 7. "Debt" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the SVB Credit Facilities. As of September 30, 2024, there were no amounts outstanding under the SVB Revolving Facility and $58.5 million outstanding under the SVB Term Loan, $52.0 million of which is classified as long-term.

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

Contractual Obligations and Commitments

As of September 30, 2024, there were no material changes to our contractual obligations and commitments as disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 Form 10-K except for the update noted below.

In August and September 2024, the Company entered into three agreements with third parities to provide technology services. The total minimum contractual payments relating to these agreements with a term in excess of 12 months totaled approximately $2.9 million.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weakness previously identified by management and described in Part II, Item 9A of our 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

Other than the actions to remediate the material weakness in our internal control over financial reporting as described above, which was ongoing as of the date of issuance of this Form 10-Q, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents information with respect to our repurchases of our Class A common stock during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31	20,908	$2.36	20,908	$19.7 million
August 1 - August 31	22,220	$2.21	22,220	$19.6 million
September 1 - September 30	37,362	$2.05	37,362	$19.6 million
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.
(b) None.
(c) On September 12, 2024, Sharon Dziesietnik, the Company's Chief Operations Officer, adopted a Rule 10b5-1 trading arrangement (the "Dziesietnik Sales Plan") that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and which provides for the sale of an aggregate of up to 44,524 shares of the Company's Class A common stock (a portion of the shares of Class A common stock to be received by Ms. Dziesietnik upon the vesting of restricted stock units as set forth in the Dziesietnik Sales Plan). The Dziesietnik Sales Plan will remain in effect until the earliest of (1) August 30, 2025, (2) the date on which all trades set forth in the Dziesietnik Sales Plan have been executed, or (3) such time as the Dziesietnik Sales Plan is otherwise terminated or expires according to its terms.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Brilliant Earth Group, Inc.	8-K	001-40836	3.1	9/27/2021
3.2	Amended and Restated Bylaws of Brilliant Earth Group, Inc.	8-K	001-40836	3.2	9/27/2021
4.1	Specimen Stock Certificate evidencing shares of Class A Common Stock	S-1/A	001-40836	4.1	9/14/2021
10.1	Employment Agreement dated as of August 25, 2024 by and between Sharon Dziesietnik and Brilliant Earth Group, Inc.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brilliant Earth Group, Inc.

November 8, 2024            By:/s/ Jeffrey Kuo
Jeffrey Kuo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)