Form 10-K
period 2024-12-31
Brilliant Earth Group, Inc.
filed 2025-03-13
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024
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

The aggregate market value of the registrant's Class A common stock held by non-affiliates was $29.1 million based on the closing price as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the Nasdaq Global Market on such date.

As of March 10, 2025, there were 14,433,900 shares of the registrant's Class A common stock, $0.0001 par value per share, outstanding, 35,835,012 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding, 49,119,976 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding and no shares of the registrant’s Class D common stock, $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Specifically identified portions of the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders, which will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, plans and objectives of management for future operations, including, among others, statements regarding expected growth, introduction of new products, market opportunity, future capital expenditures, and debt service obligations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms, such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “evolve,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “strategy,” “target,” “will,” or “would,” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict.

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
•Statista, Revenue of the Jewelry Industry Worldwide 2020-2029, 2024 (“Statista”).

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Investors should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:

•Fluctuations in the pricing and supply of diamonds, other gemstones, and precious metals, particularly responsibly sourced natural and lab-grown diamonds and repurposed precious metals such as gold, which account for the majority of our merchandise costs, increases in labor costs for manufacturing such as wage rate increases, as well as inflation, and energy prices could adversely impact our sales, earnings and cash availability;
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
•Increased lead times, and supply shortages and changes in our supply chain, including increased costs, could disrupt our business and have an adverse effect on our operations, financial condition, and results;
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

•Because we have a short history of operating at our current scale, we may be unable to accurately predict operating results, and may be unable to generate sales growth and profitability;

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
•Our e-commerce and omnichannel business face distinct risks, and our failure to successfully manage those risks could have a negative impact on our sales and profitability;
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

Our made-to-order capabilities and virtual inventory model generate attractive inventory turns allowing us to operate with negative working capital, which we define as our current assets less cash minus our current liabilities. We have achieved strong financial performance and rapid growth since our founding and believe we are in the early stages of realizing our potential in a significant market opportunity.

Below is a summary of our performance for the year ended December 31, 2024:

•Net sales of $422.2 million, compared to $446.4 million for the year ended December 31, 2023;
•Net income of $4.0 million compared to $4.7 million for the year ended December 31, 2023; and
•Net income margin of 0.9% compared to 1.1% for the year ended December 31, 2023.

Our Opportunity

Global Jewelry Market

The global jewelry industry was estimated to be approximately $350 billion in 2024, according to Statista. Despite its size, the jewelry industry is highly fragmented and includes players like mall jewelers, local independent stores, and department stores, among others. According to the Bain Report, approximately 65% of the diamond jewelry retail industry is composed of small retailers. Many small jewelry retailers have struggled to address evolving consumer preferences for personalization and e-commerce, and are further limited by reduced purchasing power and an inventory-heavy model. Many mall jewelers have also been slow to modernize an outdated retail experience, and face declining foot traffic. We believe the rapidly changing industry provides ample opportunity for Brilliant Earth to take share.

Changing consumer preferences

We believe that Millennial and Gen Z consumers are the largest opportunity for the jewelry industry. These consumers represent the core consumer of bridal-related products and a significant portion of the fine jewelry market. They are drawn to purpose-driven brands, are digitally savvy, engaged with social and environmental issues, and expect to shop whenever and wherever they want at brands that are authentic and help them express their individuality.

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

The Brilliant Earth Difference

The Brilliant Earth Brand

We are a mission-driven, premium brand founded on core values of transparency, compassion, sustainability, and inclusivity. These values resonate strongly with Millennial and Gen Z customers. We thoughtfully develop our brand messaging and customer experience to appeal to all genders, which is important because couples are increasingly shopping together for engagement and wedding rings.

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

Exceptional Omnichannel Customer Experience

We have reimagined the jewelry shopping experience with our seamless omnichannel model which aims to allow our customers to shop anywhere, anytime and have joyful, personalized, and meaningful experiences on our website and in our showrooms. For those who shop online, we deliver a leading mobile-first digital platform with dynamic visualization that brings the product to life, and innovative technology that streamlines the customer journey. For those who want to shop in-store, we provide personalized and curated individual appointments. Customers meet with a dedicated jewelry consultant in a fun, relaxing, and educational environment that fosters lasting connections and propels strong engagement and conversion across channels. Dedicated jewelry consultants are available at every step of each customer’s journey via chat, phone, email, virtual appointment, or in our showrooms, which we believe drives strong engagement and high customer satisfaction. These consultants strive to create lasting connections with customers.

As of December 31, 2024, we had 40 showrooms across the United States. Our showrooms are in prime destinations in major metro areas, including ground, mall or upper floor locations in areas with premium retail adjacencies. We leverage data—including our own first-person customer data, revenue, e-commerce behavior, population and demographic data, and market growth—to inform our showroom real estate decisions. We believe our showrooms accelerate our financial performance in the markets where they are located.

Customer Focused Innovative, Data-Driven Technology

We are digitally native, and we use technology to deliver what we believe is a superior customer experience, improve marketing and operational efficiencies, curate showroom inventory and merchandising, inform real estate decisions, and develop new product designs that reflect consumer preferences. The customer is at the forefront of our decision making, and we closely track their feedback and satisfaction across all our channels. We then use this data to create a personalized, premium experience however or wherever our customer chooses to shop.

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

We apply cutting-edge technology to innovate and transform our supply chain. We were among the first retail jewelers to offer blockchain-verified diamonds at scale, defining next-generation traceability standards in the jewelry industry, and offer thousands of blockchain-verified diamonds. This technology tracks a diamond from its origins at the mining operator, through cutting and polishing, to the customer. This provides even greater transparency into the responsible origins of these blockchain-verified diamonds.

Unique and Award-Winning Designs

We believe that customers should never have to compromise between beauty, quality, and conscience. Our commitment to our core values is matched by our passion for innovative design and exceptional craftsmanship.
Our award-winning in-house design studio keeps thoughtful design at the heart of everything we do and allows us to quickly adapt to consumer insights and marketplace trends. We utilize our customer dataset, strong relationships with our customers, and highly engaged social media following to continuously uncover consumer insights and trends. We track over 50 attributes associated with our products to inform our development and merchandising decisions. We create unique, exclusive styles that are expertly crafted to be beautiful from every angle and have been featured in leading publications, including Vogue, Forbes, and Women's Wear Daily. Approximately sixty percent of our ring collection is proprietary and available exclusively at Brilliant Earth.

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

We leverage our data to curate collections and inform new product development strategy, so our offerings are current, fresh, and reflect consumer preferences. Our natural diamonds and lab-grown diamonds meet what we believe are rigorous standards for sourcing and quality. Our collection offers extensive coverage across quality characteristics and price points. Through our Design Your Own model, customers can customize their jewelry to reflect their individuality and personal preferences, creating one-of-a-kind jewelry pieces.

Mission-Driven Ethos

Our mission is to create a more transparent, sustainable, compassionate, and inclusive jewelry industry. We founded the company to provide an ethical alternative to historical jewelry industry practices, which have raised environmental and social concerns and lacked transparency.

•Transparency: We strive to go above and beyond current industry standards to offer Beyond Conflict Free Diamonds ® that have been selected for their ethical and environmentally responsible origins. As part of our ongoing work to improve mining practices worldwide, in February 2025, we expanded our offerings to include a new category of diamonds, Pathway to Beyond Conflict Free Diamonds™, that are traceable to the origin and sourced exclusively from vetted suppliers who undergo rigorous audits to ensure safe working conditions at the cutting and polishing factories. As part of our commitment to transparent sourcing, we expect our suppliers to adhere to our strict Supplier Code of Conduct. We also integrate blockchain technology to showcase the journey of a select collection of blockchain-verified diamonds.
•Sustainable: Our jewelry is crafted from primarily repurchased precious metals and arrives in our iconic ring boxes crafted with wood sourced from Forest Stewardship Council (“FSC”) certified forests. Our paper-based shipping boxes are FSC Recycled and made from 100% post-consumer or pre-consumer recycled content.
•Compassion: Compassion has been core to our Mission since day one. In 2021, we started the Brilliant Earth Foundation (a corporate advised fund with Silicon Valley Community Foundation) to further our impact. Since then, we have donated $2 million to the areas where diamonds, gemstones and precious metals are mined and the communities where our teams and customers live.
•Inclusion: We are deeply committed to inclusion, and we strive to embody our values through our product collections, customer experience, non-profit initiatives, and internal practices. We are proud that women currently comprise the majority of our employees, senior executive team, and our board of directors (the “Board”).

Capital Efficient Operating Model

We have an asset-light operating model with attractive working capital dynamics, capital efficient showrooms, and a vast virtual inventory of premium natural and lab-grown diamonds. We are able to offer a broad selection of diamonds while keeping our balance sheet inventory low, which has driven our attractive inventory turns. Our limited owned-inventory and rapid cash cycle—where we are typically paid by our customers before we pay our suppliers—allow us to scale with limited capital outlays. Our showroom strategy generates highly favorable unit economics and avoids the inefficiencies of traditional jewelers that have too many physical stores, employees, and inventory. Our showrooms are appointment-driven with large catchment regions. We curate showroom inventory for scheduled visits and need limited inventory for each location. When not in appointments, our tech-enabled team of jewelry consultants support online customers, maximizing workforce utilization.

Founder-Led Team Committed to Inclusion

We consider our commitment to inclusion integral to our company, helping to inform our product offerings and customer experience.

Our Growth Strategies

We believe that there is a significant growth opportunity ahead in both new and existing markets and that we are less than one percent penetrated in the jewelry category today.

Increase Brand Awareness

Increasing brand awareness and growing favorable brand equity have been and remain central to our growth. We believe we will continue to drive brand awareness through marketing, earned media, showroom expansion, and word-of-mouth referrals.

Expand Omnichannel Reach

We are expanding our showrooms nationwide and expect to focus in the near term on markets in the U.S. where we can maximize our growth potential. Expanding our number of showrooms has driven bookings uplift, accelerated growth, increased total order volume, and improved conversion in the showrooms’ metro regions.

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

Our customers typically begin their Brilliant Earth journey with an engagement ring, so we are often the first significant jewelry purchase in our customer’s life, which we believe creates a lasting, emotional connection with the Brilliant Earth brand. While engagement ring purchases have historically been male-dominated, we thoughtfully built our brand messaging and customer experience to appeal to all genders. Our brand values of beauty, quality, and ethics resonate strongly with Brilliant Earth couples. For all of these reasons, we believe we are uniquely positioned in the industry to build on our brand loyalty to increase future purchases.

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

Expand Internationally

We have sold to customers from over 50 countries despite minimal existing language, logistics and currency support for those geographies. We believe that there is substantial potential to launch e-commerce in new overseas markets, and new showrooms in countries where we have already established a localized digital presence. We are in the early stages of selling internationally and believe there is significant opportunity for future expansion.

Product Assortment and Merchandising

We are passionate about beautiful and innovative product design. We are proud to offer our customers exclusive and thoughtfully curated collections of diamond engagement rings, wedding and anniversary rings, gemstone rings, and fine jewelry.

Our diamond engagement rings are made-to-order through our Design Your Own ring digital tool. Customers choose their ideal ring setting, precious metal type, and ring size, and select their favorite natural diamond or lab-grown diamond to create their one-of-a-kind ring.

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

Diamond Assortment

Customers can purchase loose diamonds or select from our vast inventory to create their own diamond ring, earrings, or necklace. Our inventory of independently graded diamonds spans a wide variety of shapes, sizes, premium qualities, and price points to cater to unique customer preferences. We offer both natural diamonds with a listed origin and lab-grown diamonds to appeal to different customer preferences. Our Beyond Conflict Free Diamonds® have been selected based on their ethical and environmentally responsible origins, and we believe we are pioneers in offering diamonds with listed and transparent origins. In February 2025, we expanded our offerings to include a new category of diamonds, Pathway to Beyond Conflict Free Diamonds™, that are traceable to the origin and sourced exclusively from vetted suppliers who undergo rigorous audits to ensure safe working conditions at the cutting and polishing factories. Our lab-grown diamonds have the same physical, chemical, and optical characteristics as natural diamonds, exhibit the same sparkle and provide a mining-free alternative to naturally sourced diamonds. We were one of the first jewelers to offer lab-grown diamonds in 2012.

In-House Design Studio

Our award-winning in-house design team creates distinctive new jewelry designs and updates classic styles with fresh modern appeal. Over sixty percent of our ring collection is proprietary and available exclusively at Brilliant Earth. Our head of product development has been driving innovation at Brilliant Earth for over ten years. Our team uses state-of-the-art technology and the artistry of hand-drawn sketches to create hundreds of new designs per year. Each design is perfected using computer-aided design (“CAD”) technology to ensure beauty from all angles, high quality and manufacturability.

We also release exclusive jewelry collections throughout the year to highlight our passion for design. We believe our customers love our beautiful and unique styles—using our Virtual Try On feature, they frequently visualize rings with different diamond shapes and sizes on their own hand, then share their unique creations on social media.

Partnership Collections

We partner with designers and organizations aligned with our mission and values to create exclusive product collections and support social causes we are passionate about. Collections allow us to broaden our assortment, reinforce our brand ethos, increase engagement with customers and feature like-minded designers. For example, in 2024, we launched the “Rethink Everything You Know About Diamonds” campaign, featuring the debut of The Jane Goodall Collection. The Jane Goodall Collection is crafted with Brilliant Earth’s industry-leading, ethically and sustainably sourced materials, including repurposed gold and lab diamonds from our Capture Collection, which are lab diamonds that are grown from carbon before it is released into the atmosphere.

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

Our technology systems, including our customized enterprise resource planning (“ERP”), CRM, supply chain, inventory management, order fulfillment and other systems, provide a unified data source and single view of our customer, and ensure quality standards and a more efficient turnaround for our flagship Design Your Own product. We also use a leading data visualization platform for real-time business intelligence across our teams to drive decision making and continuous improvement.

Data-Driven Merchandising

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

Jewelry Consultants

We have a dedicated team of jewelry consultants available to our customers through every step of their journey via chat, phone, email, virtual appointment, and in our showrooms. Our team serves customers across more than 50 countries on inquiries ranging from diamond education, style recommendations, jewelry care, and payment options.

We maintain a flexible and high utilization staffing model in which consultants can seamlessly support online customers when not in customer appointments. We host thousands of individual consultations per month, where we provide diamond and jewelry guidance and education in a relaxing environment, and we provide personalized product recommendations and styling advice for our customers. Jewelry consultants leverage our unified view of each customer to cultivate a personalized experience and create a fun, approachable, and educational environment that fosters lasting connections.

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

Brand Marketing

Our in-house social media team prioritizes a mix of aspirational yet approachable product and lifestyle imagery, authentic user-generated content, unique educational content, and purpose-driven storytelling that aligns with our audience’s values. Our strong connection with our audience allows us to strive to stay ahead of trends and adapt to reflect their interests.

We also collaborate with key influencers who are deeply passionate about our mission and products. We partner with them to create authentic and unique product collections and content, which helps to expand our reach to new and highly relevant audiences in order to amplify the effectiveness of our strategy and contribute to our considerable number of followers and engagement with our community.

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

Sourcing and Supply Chain

Responsible sourcing is an important aspect of our mission and values. We purchase substantially all of the resources for our products including diamonds, gemstones, precious metals, parts, packaging, and raw materials from a limited number of domestic and international suppliers. For example, one supplier of jewelry accounted for 11% of inventory purchases during the year ended December 31, 2024. We work with a complex, global network of trusted suppliers and manufacturers who agree to our strict Supplier Code of Conduct and with whom we have developed deep relationships, generally over many years. In addition, we are a member of the Responsible Minerals Initiative (“RMI”), a widely utilized resource for companies addressing the responsible sourcing of minerals in their supply chains. As part of our commitment to social and environmental responsibility, we offer Beyond Conflict Free Diamonds®, Pathway to Beyond Conflict Free DiamondsTM repurposed precious metals and FSC-certified wood ring boxes. We strive to offer products sourced in alignment with responsible labor and environmental practices, and continually work with our suppliers to seek to improve standards and traceability.

Beyond Conflict Free Diamonds®

Our Beyond Conflict Free Diamonds ® have been selected for their ethical and environmentally responsible origins. Jewelers that offer “conflict free” diamonds meet the minimum standards of the Kimberley Process’ definition, which narrowly defines conflict diamonds as “rough diamonds used to finance wars against governments.” This minimum standards definition still allows large numbers of diamonds that are tainted by violence, human rights abuses, poverty, environmental degradation, and other issues.

Pathway to Beyond Conflict Free DiamondsTM

As part of our ongoing work to improve mining practices worldwide, in February 2025, we expanded our offerings to include a new category of diamonds, Pathway to Beyond Conflict Free Diamonds™, that are traceable to the origin and sourced exclusively from vetted suppliers who undergo rigorous audits to ensure safe working conditions at the cutting and polishing factories.

Mining Practices and Standards

Our select group of natural diamond suppliers demonstrate a robust chain of custody protocol for their diamonds and have the ability to track and segregate diamonds by origin. These suppliers are required to source Beyond Conflict Free Diamonds ® that originate from specific mine operations in specific countries that have demonstrated their commitment to follow internationally recognized labor, trade, and environmental standards. Our Beyond Conflict Free Diamonds ® are sourced from approved mines in countries ranked low to moderate risk according to the Gemstones and Jewellery Community Platform Index for Conflict-Affected High-Risk Areas.

We are continuously improving our processes and working with our partners toward ever more rigorous procedures for diamond sourcing and handling. Our goal is to work with our suppliers and industry partners to continue leading the diamond industry in traceability.

Blockchain-Verified

To further our commitment to transparency and responsible sourcing, we partner with leading technology enterprises that use blockchain to securely track and trace the provenance of diamonds. This technology tracks a diamond from its origins at the mining operator, through cutting and polishing, to the customer. We offer thousands of blockchain-verified diamonds.

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

Repurposed Precious Metals

The Company has adopted a policy that requires suppliers that source precious metals for the Company’s products to source certified 100% repurposed precious metals or Fairmined gold, subject to certain exceptions. Product exceptions for repurposed content include machine-pulled chains, and components and findings (such as peg heads, posts, clasps, and tennis bracelet mountings). For these exceptions, suppliers are required to source certified responsible precious metals.

We strive to use 100% repurposed gold and silver or Fairmined gold and generate year-over-year increases in the use of repurposed platinum for our products. Our precious metals are sourced from certified responsible refiners who also hold recycling certifications from the Responsible Jewellery Council or other third-party validators. Currently our gold and silver fine jewelry is made primarily of repurposed materials, and we continue to work with our suppliers to increase the usage of repurposed metal in our products.

Metal mining, and gold mining in particular, is one of the most environmentally destructive types of mining, and gold miners often earn low wages in dangerous working conditions. Our objective is to help reduce the negative impacts of dirty gold and other metals by reducing our demand for newly mined metals, focusing on repurposed precious metals, and contributing to programs dedicated to improving mining practices. For example, in 2023, we supported four mines in Madre de Dios, Peru in completing their Fairmined Certifications, the first to do so in the Amazon, with Pure Earth and the Alliance for Responsible Mining.

Colored Gemstones

Our colored gemstone offerings include sapphires, emeralds, moissanites, and aquamarines. We strive to offer gemstones sourced in alignment with safe working conditions and environmentally responsible principles. By working with our colored gemstone suppliers to improve standards and traceability, we strive to promote higher standards for gemstone sourcing and encourage responsible practices. In 2021, we launched our Moyo Gems Collection, which empowers female artisanal miners in Tanzania through safer work environments, better mining practices, and improved equity in fair trade markets and in 2022, we began a three year grant with our grant partners, Pact, to expand the Moyo Gems program into Kenya to fund financial literacy trainings for female artisanal gemstone miners.

Recycled Diamonds

Recycled diamonds consist of existing polished diamonds that were previously sold and are either in original condition or were re-polished and re-graded. Our recycled diamonds have been graded by an independent gemological lab and can be compared to newly mined diamonds for their quality characteristics. This product category is still nascent in the industry.

Operations, Manufacturing and Fulfillment

We manage complex global operations, manufacturing, and logistics networks to enable rapid turnaround times without compromising our commitment to quality, craftsmanship, and ethical sourcing. We have built a sophisticated technology platform to manage our supplier network, resulting in what we believe is high-quality, customized jewelry produced at scale.

Inventory Management

We are able to offer a vast virtual inventory of diamonds while keeping our asset inventory low. Our sophisticated inventory management system and deep integration with our suppliers allow us to rapidly bring in inventory for appointments. Using our customer data, we curate the inventory for our in-person appointments, so that showroom visitors see a personalized and relevant selection. Pricing with our suppliers is determined based on product specifications, market conditions, and other variables. For example, diamond prices are determined based on market conditions, competition, and other factors, including the diamond’s attributes.

Manufacturing

We have relationships with long-term manufacturing partners who have demonstrated and who we expect to continue to demonstrate their ability to meet our commitments for ethical sourcing, high quality, fast turnarounds and scalability. Pricing with our manufacturing partners is established and renegotiated based on product specifications, market conditions, and other variables. Our partners go through a rigorous onboarding process to ensure they meet our strict compliance and quality standards, including repurposed precious metal content. Because we own the designs created by our in-house studio, we have flexibility to determine where the jewelry is manufactured to optimize cost, manufacturing capabilities and turnaround times.

Fulfillment and Logistics

Many of our products are made-to-order and delivered in as little as six to twelve business days. For products that sell in higher, more consistent volumes, such as certain rings and fine jewelry, we batch produce and stock items to enable even faster customer delivery, typically in just two to five business days. Orders are shipped to customers directly from our fulfillment centers or from our manufacturing partners.

Packaging

Our responsibly sourced wood ring boxes are designed to be as iconic as the jewelry they hold. They are crafted with wood sourced from FSC certified forests, which are responsibly managed to protect the forests for future generations. Our paper-based shipping boxes are FSC Recycled and made from 100% post-consumer or pre-consumer recycled content.

Our People

We are extremely proud of our team who we believe embody our culture and core values, focused on inclusivity, collaboration and accountability. As of December 31, 2024, we employed 756 full-time employees and 17 part-time employees in the U.S. We are deeply committed to fostering an inclusive work environment, and we strive to embody our values through our internal practices.

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

Government Regulation

We are required to comply with numerous laws and regulations covering areas such as consumer protection, consumer privacy, data protection, privacy, consumer credit, payment processing, marketing and advertising, insurance, environmental matters, health and safety, waste disposal, supply chain integrity, use of artificial intelligence, truth in advertising and employment. We monitor changes in these laws to maintain compliance with applicable requirements.

We are subject to numerous local, state, federal and foreign laws and regulations regarding privacy and data protection, marketing, and consumer protection. Regulators throughout the United States and around the world have adopted or proposed and continue to adopt and propose limitations on, or requirements regarding, the collection, disclosure, distribution, use, security and storage of personal information, payment card information or other confidential information of individuals. The Federal Trade Commission and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Regulators from international jurisdictions are increasingly focused on the processing of personal information for purposes such as profiling, marketing or advertising and on the use of artificial intelligence tools. In the event of a security breach, laws in various jurisdictions may subject us to incident response, notice and remediation costs. Failure to safeguard data adequately or to destroy data securely could subject us to regulatory investigations or enforcement actions under applicable data protection, data security, unfair practices or consumer protection laws. Further, failure to comply with consumer protection laws may also subject us to regulatory investigations, enforcement action or private plaintiff actions, for example in connection with commercial practices which may be deemed unfair or deceptive. U.S. federal and state and foreign laws and regulations are constantly evolving. The scope and interpretation of these laws could change, the associated burdens and our compliance costs could increase in the future, and we may be subject to liabilities that adversely affect our business, operations and financial performance. For more information regarding the risks related to government regulations, see “Risk Factors—Risks Related to Our Legal and Regulatory Environment.”

We are also subject to various mandatory substantive and/or disclosure requirements with respect to ESG matters that continue to evolve on the state, federal, and international levels, which may directly or indirectly impact our operations. These requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance. For more information regarding the risks related to our ESG practices, see “Risk Factors—Environmental, social, and governance matters may adversely impact our business and reputation.”

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

Risks Related to Our Business and Industry

Fluctuations in the pricing and supply of diamonds, other gemstones, and precious metals, particularly responsibly sourced natural and lab-grown diamonds and repurposed precious metals such as gold, which account for the majority of our merchandise costs, increases in labor costs for manufacturing such as wage rate increases, as well as inflation, and energy prices could adversely impact our sales, earnings and cash availability.

Our business is highly susceptible to fluctuations in the price and supply of responsibly sourced natural diamonds, lab-grown diamonds, gold, and other precious and semi-precious metals and gemstones.

The mining, production, and inventory policies followed by major producers of rough diamonds can have a significant impact on natural diamond prices and demand, as can the inventory and buying patterns of jewelry retailers and other parties in the supply chain. The availability of diamonds is significantly influenced by the political situation in diamond producing countries and by the Kimberley Process, an inter-governmental agreement for the international trading of rough diamonds. Until acceptable alternative sources of diamonds can be developed, any sustained interruption in the supply of diamonds from significant producing countries, or to the trading in rough and polished diamonds, which could occur as a result of disruption to the Kimberley Process, could adversely affect our business, as well as the retail jewelry market as a whole. In addition, the current Kimberley Process decision-making procedure is dependent on reaching a consensus among member governments, which can result in the protracted resolution of issues, and there is little expectation of significant reform. The impact of this review process on the supply of diamonds, and consumers’ perception of the diamond supply chain, is unknown. The possibility of constraints in the supply of diamonds we require to meet our Beyond Conflict Free® or our Pathway to Beyond

Conflict FreeTM requirements or our repurposed or lab-grown diamonds requirements may result in changes in our supply chain practices and could substantially impair our ability to acquire such diamonds at commercially reasonable prices, if at all, which could negatively affect our sales and results of operations. Additionally, in response to Russian military forces launching a major assault against Ukraine, on March 11, 2022, the U.S. announced sanctions on multiple products of Russian origin, including diamonds. In December 2023, the European Union and the Group of Seven nations announced additional sanctions and import restrictions on diamonds that are mined, processed or produced in Russia. Although we ceased selling Russian-sourced diamonds in February 2022, because approximately 30% of the world’s rough diamonds are of Russian origin, these sanctions and import restrictions limiting or prohibiting the importation of Russian diamonds could negatively affect the worldwide supply of diamonds which could, in turn, affect our supply chain practices.

Similarly, we use primarily repurposed precious metals in our gold and silver fine jewelry. There is a limited supply of repurposed platinum, so we work with our suppliers to source repurposed platinum when available and from refiners that are known to use repurposed materials (as represented to us by our suppliers) in their platinum products. We may from time to time choose to hold more inventory, purchase raw materials at an earlier stage in the supply chain, or enter into commercial agreements of a nature that we currently do not use. Such actions could require the investment of significant cash and/or additional management skills and may not resolve supply issues or result in the expected returns and other projected benefits anticipated by management.

Our inability to increase retail prices to reflect higher diamond, gemstone, or precious metal costs would result in lower profitability. There could also be a lag time before particularly sharp increases or other volatility in diamonds, gemstones, and precious metal costs can be reflected in retail prices. Even if price changes are implemented, there is no certainty that these changes will be sustainable or sufficient. Additionally, a significant change in the balance of supply and demand of natural diamonds, continued increase in the supply of lab-grown diamonds, or both, may influence consumer perception of the value of natural and lab-grown diamonds and has contributed and may continue to contribute to decreases in prices of natural and lab-grown diamonds. These factors may cause decreases in sales, gross margins and earnings. In addition, any sustained increases in the cost of diamonds, other gemstones, and precious metals could increase costs, disrupt sales, or require higher inventory levels or changes in the merchandise available to customers.

Increases in labor costs for manufacturing due to compensation, wage pressure, changes in wage and hour regulations, and other expenses may adversely affect our profitability. Other future cost increases, such as increases in the cost of merchandise, shipping rates, raw material prices, freight costs, and store occupancy costs, may similarly reduce our profitability. Inflationary pressures have and could continue to further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices and lease and utility costs, may increase our cost of products sold, marketing and advertising expenses, or general and administrative expenses. Our model and competitive pressures in the fine jewelry industry may inhibit our ability to reflect these increased costs in the prices of our products, in which case such increased costs could have a material adverse effect on our business, financial condition, and results of operations.

An overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary or inflationary conditions, governmental instability, wars and fears of war, and natural disasters, may affect consumer purchases, which could reduce demand for our products and harm our business, financial conditions, and results of operations.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions and political conditions, fears of war, political and geopolitical instability, inclement weather, natural disasters, terrorism, outbreak of diseases or widespread illness, and consumer perceptions of personal well-being and security. Jewelry purchases are discretionary and are dependent on many factors relating to discretionary consumer spending, particularly as jewelry is often perceived to be a luxury purchase. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. Prolonged or pervasive economic downturns could also slow the pace of new showroom openings or cause us to determine to close current locations which could harm our business, financial condition, and results of operations.

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
•intense competition in the fine jewelry retail industry, including certain competitors' ability to offer lower prices by not charging sales tax;
•negative publicity related to our brand; or
•lack of market acceptance of our business model, particularly in new geographies where we seek to expand.

We have expended and expect to continue to expend resources and run marketing campaigns to acquire and retain additional customers, all of which could impact our overall profitability. If we are not able to continue to expand our customer base or fail to retain customers, our net sales may grow more slowly than expected or decline.

Further, gaining market acceptance of the e-commerce and omnichannel approach to shopping for fine jewelry is critical to our continued customer retention and growth. Historically, consumers have been slower to adopt online shopping for fine jewelry than e-commerce offerings in other industries like consumer electronics and apparel. Transitioning the consumer in-store experience to an online platform for fine jewelry is difficult because jewelry tends to be considered a high-value purchase that consumers like to physically see and touch before making a purchase. Moreover, even as more consumers begin to shop for fine jewelry online, if we are unable to address their changing needs and anticipate or respond to market trends and new technologies in a timely and cost-efficient manner, we could experience increased customer churn and other negative impacts on our business and results of operations.

Our ability to attract new customers and increase net sales from existing customers also depends in large part on our ability to enhance and improve our existing products and to introduce new products and services, in each case, in a timely manner. We also must be able to identify and originate trends, as well as anticipate and react to changing consumer demands in a timely manner. The success of new products and services depends on several factors, including their timely introduction and completion, sufficient demand, and cost effectiveness. We are building and improving machine learning models and other technological capabilities to drive improved customer experience, as well as efficiencies in our operations, such as virtual try-ons, virtual appointments with jewelry consultants, optimized payment processing and customer service, and automated key support workflows. The continuous development, maintenance and operation of our machine learning models is complex, and may involve significant expense and unforeseen difficulties including material performance problems, and undetected defects or errors, for example, with new capabilities incorporating artificial intelligence. While we expect these technologies to lead to improvements in the performance of our business and operations, including inventory prediction and customer traffic prediction and management, any flaws or failures of such technologies could cause interruptions or delays in our service, which could result in customer dissatisfaction with us and could impair our ability to grow our customer base. Any and all of these factors, which may be out of our control, may harm our business, financial condition, and results of operations.

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

We have grown rapidly over the last several years, and our recent growth rates and financial performance should not necessarily be considered indicative of our future performance. We were founded in 2005 and since then, we have grown to 40 showrooms across the U.S. as of December 31, 2024. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, continue to evolve our omnichannel experience across both our website and showroom locations, focus on innovative products, and upgrade our management information systems and other processes. Our continued growth has in the past, and could in the future, strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a geographically distributed and growing employee base. Furthermore, we may face various unanticipated challenges as we strive to maintain our current mission-centric approach as we scale. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

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

The industry for design-driven, responsibly sourced fine jewelry is rapidly evolving and may not develop as we expect. Even if our net sales continue to increase, our net sales growth rates may decline in the future as a result of a variety of factors, including macroeconomic factors, changes in supply and in the supply chain, changes in consumer preferences, increased competition, and the maturation of our business. As a result, you should not rely on our net sales growth rate for any prior period as an indication of our future performance. Overall growth of our net sales will depend on a number of factors, including our ability to:

•price our products and services effectively so that we are able to attract new customers, expand our relationships with existing customers, and maintain or grow our gross profit margins;
•accurately forecast our net sales and plan our operating expenses;
•successfully compete with other companies that are currently in, or may in the future enter the markets in which we compete, and respond to developments from these competitors such as pricing changes and the introduction of new products and services;
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
•effectively manage our costs related to our business and operations; and
•maintain and enhance our reputation and the value of our brand, including our mission-centric approach.

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

Increased lead times, supply shortages, and changes in our supply chain, including increased costs, could disrupt our business and have an adverse effect on our operations, financial condition, and results.

Meeting customer demand partially depends on our ability to obtain timely and adequate delivery of materials for our products and services. The materials that go into the manufacturing of our products and services are sourced from a limited number of suppliers that are expected to adhere to our strict Supplier Code of Conduct and compliance requirements. Additionally, our natural diamonds in particular are subject to our standards and Chain of Custody Protocol, requiring our suppliers to source diamonds that originate from specific mine operators that follow internationally recognized labor, trade, and environmental standards. Similarly, our gold and silver fine jewelry is crafted from repurposed precious metals. Limited supply in the market creates a challenge to source repurposed platinum, so we work with our suppliers to source repurposed platinum when available and from refiners that are known to use repurposed materials in their platinum products. We do not have long-term arrangements with most of our materials suppliers, and disruptions in the supply chain, have affected, and may in the future affect the availability and cost of repurposed precious metal, Beyond Conflict Free Diamonds®, and other materials used in our products. Additionally, our Beyond Conflict Free® standards go beyond the Kimberly Process definition of “conflict free” diamonds, which limits our supply of ethically and environmentally sourced diamonds more than other fine jewelers.

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

Moreover, volatile economic conditions may make it more likely that our suppliers and logistics providers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality who meet our compliance standards at an acceptable price. In addition, international supply chains may be impacted by events outside of our control and limit our ability to cost-effectively procure timely delivery of supplies or finished goods and services. Importing and exporting has involved more risk as since at least the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. For example, since February 2025, the U.S. has imposed new tariffs on imports from China and twice announced and subsequently paused implementation of tariffs on imports from Canada and Mexico until April 2, 2025. Changes and adjustments to tariffs and their implementation or exemptions are expected to occur. Such actions have introduced significant uncertainty into the market. Several of the materials that go into the manufacturing of our products are sourced internationally. We have seen, and may continue to see, increased congestion and/or new import/export restrictions implemented at ports that we rely on for our business. Tariffs have had an impact on our materials costs and have the potential to have an even greater impact depending on the outcome of ongoing and new trade negotiations and actions that the Trump presidential administration may take with respect to international trade and tariff policy and any corresponding actions by other counties with which we do business. Increases in our materials costs could have a material effect on our gross margins. The loss of a significant supplier, an increase in materials costs, or delays or disruptions in the delivery of materials, could adversely impact our ability to generate future net sales and earnings and have an adverse effect on our business, financial condition, and operating results.

We plan to continue to expand showrooms in the U.S., which may expose us to significant risks.

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

Many of our competitors have greater financial and operational resources, longer operating histories, greater brand recognition, and broader geographic presence than we do. As a result, they may be able to engage in extensive and prolonged price promotions or otherwise offer competitive prices, which may adversely affect our business. They may also be able to spend more than we do for advertising. We may be at a substantial disadvantage to larger competitors with greater economies of scale. If our costs are greater compared to those of our competitors, the pricing of our products and services may not be as attractive, thus depressing sales or the profitability of our products and services. Our competitors may expand into markets in which we currently operate, and we remain vulnerable to the marketing power and high level of customer recognition of these larger competitors and to the risk that these competitors or others could attract our customer base. Some of our competitors are vertically integrated and are also engaged in the manufacture and distribution of responsible fine jewelry. These competitors can advantageously leverage this structure to better compete with us, and certain vertically integrated organizations with significant market power could potentially utilize this power to make it more difficult for us to compete. We purchase some of our products from suppliers who are affiliates of our competitors. In addition, if any of our competitors were to consolidate operations, such consolidation could exacerbate these risks.

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

Unfavorable publicity about our brand or products, including perceived quality, customer service, or privacy practices, whether true or untrue, could also harm our reputation and diminish confidence in, and the popularity of, our products and services. In addition, negative publicity related to key brands with which we have partnered or with our third-party suppliers, including any reputational issues arising from their failure to comply with applicable law, including environmental law, may damage our reputation, even if the publicity is not directly related to us. Our brand or reputation could also be adversely impacted if industry organizations were to find we did not or no longer meet their standards or membership criteria. If we fail to maintain, protect, and enhance our brand successfully or to maintain loyalty among customers, or if we incur substantial expenses in unsuccessful attempts to maintain, protect, and enhance our brand, we may fail to attract or increase the engagement of customers, and our business, financial condition, and results of operations may suffer.

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

Additionally, changes in regulations could limit the ability of search engines, social media platforms, and other advertising partners, including, but not limited to, Google and Facebook, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data (DASHBOARD) Act would mandate annual disclosure to the U.S. Securities and Exchange Commission (the “SEC”) of the type and “aggregate value” of user data used by harvesting companies, such as, but not limited to, Facebook, Google, and Amazon, including how net sales is generated by user data and what measures are taken to protect the data. In addition, laws, regulations, and rules around the use of cookies and tracking technologies may limit our ability to effectively reach audiences for marketing. If the costs of advertising on search engines, social media platforms, or other advertising platforms increase, or if legal requirements limit how effectively we can market, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected. In addition, governmental entities may enact restrictions on the use or reach of certain platforms that are material to our marketing efforts, which may limit our ability to utilize these channels and may adversely affect our business and operating results.

Our ability to grow our marketing efforts depends to a significant extent on our ability to expand our sales and marketing organization. We plan to continue expanding our sales force, and may further expand internationally in the future. We also plan to continue to dedicate significant resources to sales and marketing programs. All of these efforts will require us to invest significant financial and other resources, including in channels and locations in which we have limited experience to date. We may not achieve anticipated net sales growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, or if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time. In addition, our efforts to acquire customers through direct marketing may subject us to increased regulatory scrutiny by state regulators pursuant to unfair methods of competition or unfair or deceptive acts or practices laws, which may impact our ability to achieve anticipated net sales growth from increased direct marketing.

Our profitability and cash flows may be negatively affected if we are not successful in managing our inventory balances and inventory shrinkage.

Efficient inventory management is a key component of our business success and profitability. To be successful, we keep our inventory low while still maintaining sufficient inventory levels, both in store and virtually, to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to hold the goods unduly impacts our financial results. We must balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of changing customer requirements, fluctuating commodity prices, changes to our products, product transfers or the life cycle of our products. If our buying and distribution decisions do not accurately predict customer trends or spending levels in general or at particular stores or if we inappropriately price products, we may have to take unanticipated markdowns and discounts to dispose of obsolete or excess inventory or record potential write-downs relating to the value of obsolete or excess inventory. Conversely, if we underestimate future demand for a particular product or do not respond quickly enough to replenish our best performing products, we may have a shortfall in inventory of such products, likely leading to unfulfilled orders, reduced net sales and profitability, and customer dissatisfaction.

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

Because we have a short history of operating at our current scale, we may be unable to accurately predict operating results, and may be unable to generate sales growth and profitability.

Because we have a relatively short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to sustain profitability. Even if we do, we may not be able to sustain or increase our profitability.

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

Our IT Systems may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, physical or electronic break-ins, acts of war or terrorist attacks, fire, flood and natural disasters, and our existing safety systems, data backup, access protection, user management, and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we may have to upgrade or replace our existing IT Systems or choose to incorporate new technology systems from time to time for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations and could result in significant expense. Further, any material disruption or slowdown of our IT Systems or those of our third-party service providers and business partners, could have a material adverse effect on our business, financial condition, and operations.

In addition, our IT Systems and those of our third-party service providers and business partners may be vulnerable to data breaches, cyberattacks, phishing, social engineering, ransomware, and other security incidents compromising the confidentiality, integrity, and availability of our IT Systems and Confidential Information, acts of vandalism, computer viruses and malware, malicious code embedded in open-source software, or misconfigurations, "bugs" or other vulnerabilities in commercial software that is integrated into our (or our suppliers' or service providers') IT systems, products or services, errors or malfeasance of personnel, security vulnerabilities in the software or systems on which we rely, or other similar events. If unauthorized parties gain access to our networks or databases, or those of our third-party service providers or business partners, they may be able to steal, publish, delete, use inappropriately, or modify information we process, including credit card information and personal identification information. While we employ security measures to prevent, detect, and mitigate potential for harm from the misuse of user credentials on our network, these measures may not be effective in every instance. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude, and the techniques and tools used to circumvent security (including artificial intelligence) can be highly sophisticated, change frequently, are often not recognized until launched against a target, can originate from a wide variety of sources (including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies), and may originate from less regulated and remote areas around the world. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents or to proactively address all possible techniques or implement adequate preventive measures for all situations. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Successful cyberattacks that disrupt or result in unauthorized access to third-party IT Systems can materially impact our operations and financial results. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

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

In light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role or our own ESG goals and values, including in respect of our diamond sourcing standards. This could lead to risk of litigation or reputational damage relating to our ESG policies or performance. As we continue to focus on developing ESG practices, and as investor and other stakeholder expectations, voluntary and regulatory ESG disclosure standards and policies continue to evolve, we have made disclosures in these areas. Such disclosures may reflect aspirational goals, targets, and other expectations and assumptions, which are necessarily uncertain and may not be realized. Standards for tracking and reporting ESG matters continue to evolve, and the lack of an established single approach to identifying, measuring, and reporting on many ESG matters may create uncertainty and ambiguities. The voluntary disclosure frameworks and standards we select, and the interpretation or application of those frameworks and standards, may be subject to change and may be different from our peers. Further, the methodologies we use for reporting ESG data may be updated and our previously reported ESG data may be adjusted to reflect improvements in data that is available to us, changing assumptions, changes in our operations and other changes in circumstances. Failure to realize (or timely achieve progress on) our aspirational goals and targets could adversely affect our third-party ESG ratings, our reputation, or otherwise adversely affect our business and operating results.

In addition, various regulatory authorities have imposed, and may continue to impose, mandatory substantive and/or disclosure requirements with respect to ESG matters. For example, we may be subject to the requirements of the European Union Corporate Sustainability Reporting Directive (“CSRD”) and its implementing laws and regulations and other directives, regulations, disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of offsets, and emissions reduction claims) such as the State of California as well as the SEC’s climate disclosure rules, among other regulations or requirements. Notably, the European Union’s CSRD has extra-territorial reach both directly (for in-scope companies) and indirectly, as companies in the value chains of in-scope companies may be asked to provide relevant data if there are in-scope entities in their value chains. The SEC has also adopted rules that will require public companies to disclose extensive climate change-related information in their SEC filings, but those rules are being challenged in court and not expected to be enforced by the current U.S. federal administration. Environmental disclosure requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance. Separately, various regulators have adopted, or are considering adopting, regulations on environmental marketing claims, including but not limited to the use of “sustainable”, “eco-friendly”, “organic”, “recyclable” or similar language in product marketing. Any of the foregoing may require us to make additional investments in facilities and equipment, require us to incur additional costs for the collection of data and/or preparation of disclosures and associated internal controls, may impact the availability and cost of key raw materials used in the production of our products or the demand for our products, and, in turn, may adversely impact our business, operating results, and financial condition. Additionally, many of our suppliers and business partners may be subject to similar requirements, which may augment or create additional risks, including risks that may not be known to us.

Further, our emphasis on ESG issues may not maximize short-term financial results and may yield financial results that conflict with the market’s expectations. We have and may in the future make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our ESG goals, which we believe will improve our financial results over the long-term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, financial condition, and operating results could be harmed. Finally, it is also possible that opinions regarding companies like ours that emphasize ESG may shift in a way that reduces the perceived value of such companies to investors, employees, customers, and other stakeholders, changing their perception of the value of our company, including as a result of anti-ESG and anti-inclusivity-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny which have gained momentum across the U.S. in recent years.

Our e-commerce and omnichannel business face distinct risks, and our failure to successfully manage those risks could have a negative impact on our sales and profitability.

As an e-commerce and omnichannel retailer, we encounter risks and difficulties frequently experienced by internet-based businesses. The successful operation of our business as well as our ability to provide a positive shopping experience that will generate orders and drive subsequent visits depends on the efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our e-commerce and omnichannel business include:

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
•rapid technological changes;
•credit or debit card fraud and other payment processing related issues;
•changes in applicable federal, state, and international regulations;
•liability for online content;
•cybersecurity and data privacy concerns and regulations; and
•natural disasters or adverse weather conditions, exacerbated by climate change.

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

Our results of operations have varied, and in the future, could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•our ability to accurately forecast net sales and appropriately plan our expenses, capital expenditures and expenditures on inventory;
•the timing, size and effectiveness of our marketing efforts;
•the timing and success of new product introductions by us or our competitors or any other change in the competitive landscape of our market;
•successful expansion into new markets;
•changes to financial accounting standards and the interpretation of those standards, which may affect the way we recognize and report our financial results;
•the effectiveness of our internal controls;
•the seasonality of our business;
•changes in business or macroeconomic conditions, lower consumer spending, recessionary conditions, increased inflation, increased interest rates, increased unemployment rates, stagnant or declining wages, political unrest, armed conflicts, or natural disasters; and
•our ability to collect payments from customers on a timely basis.

The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, quarter-to-quarter and year-over-year comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance. Additionally, the variability and unpredictability of our quarterly operating results could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

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

We have experienced and may continue to experience theft, loss, or damage to our products during the course of shipment to our customers by third-party shipping carriers or from our inventory. Additionally, as of December 31, 2024, we had 40 showrooms and one operations center across the U.S. While our showrooms differ from traditional retailers in that they do not stock significant amounts of inventory to sell to consumers, they do have some products on display, and we allow customers to pick-up and return products purchased online in- store. We have taken steps to prevent loss of, damage to and theft of our products. However, if operational or security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, loss or damage which would substantially harm our business and results of operations.

Russia’s invasion of Ukraine, and the military, political, and economic impacts of the conflict there, could have a material adverse effect on our operations and financial condition.

In February 2022, Russian military forces launched a major assault against Ukraine, and sustained conflict, instability, and disruption in the region is continuing. In response to the Russian military action, the U.S., Canada, the United Kingdom, the European Union, and others imposed sanctions against government officials, companies, individuals, regions, and industries in Russia, Ukraine, and Belarus. On March 11, 2022, the U.S. announced sanctions on multiple products of Russian origin, including diamonds. In December 2023, the European Union and the Group of Seven nations announced additional sanctions and import restrictions on diamonds that are mined, processed or produced in Russia. Effective March 1, 2024, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) issued a Diamonds Determination which prohibits the importation of non-industrial diamonds that were mined, extracted, produced, or manufactured wholly or in part in the Russian Federation with a weight of 1.0 carat or greater, even if such diamonds have been substantially transformed into other products outside of the Russian Federation. This was further tightened to restrict diamonds with a weight above 0.5 carats as of September 1, 2024. Additionally, OFAC also issued a Diamond Jewelry and Unsorted Diamonds Determination which prohibits the importation and entry into the U.S. of diamond jewelry and unsorted diamonds of Russian Federation origin, as well as diamond jewelry and unsorted diamonds that were exported from the Russian Federation. Because approximately 30% of the world’s rough diamonds are of Russian origin, these sanctions and import restrictions limiting or prohibiting the importation of Russian diamonds could negatively affect the worldwide supply of diamonds. A reduction in the supply of diamonds could result in increased prices for diamonds, which, in turn, could have a material adverse effect on our operations in the form of increased costs for us and potentially lower margins. It remains unclear what impact the conflict and sanctions have on consumer demand for diamond jewelry. We have no way to predict the outcome of the situation in Ukraine, as the conflict and governmental responses are evolving and are beyond our control. Further escalation of the military conflict, more extensive sanctions, and instability impacting the region each could have a material adverse effect on our results of operations and financial condition.

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
•complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to consumer protection, consumer product safety, and data privacy frameworks, such as the Personal Information Protection and Electronic Documents Act (“PIPEDA”), the U.K. Data Protection Act, and the U.K. and EU General Data Protection Regulations;
•varying levels of internet technology adoption and infrastructure, and increased or varying network and hosting service provider costs;
•tariffs and other non-tariff barriers, such as quotas and local content rules;
•differing and potentially adverse tax laws, including resulting from the complexities of foreign corporate income tax systems, value added tax (“VAT”) regimes, tax withholding rules, and other indirect taxes, tax collection or remittance obligations;
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

Our business is affected by seasonality and any negative impact on consumer spending during peak shopping quarters could materially adversely affect our business, financial condition and results of operations.

A larger share of annual revenues traditionally occurs in the fourth quarter because it includes the November and December holiday sales period. Any adverse changes in the economy and other negative impacts on discretionary spending by consumers during peak shopping quarters could unfavorably impact sales and earnings to a greater extent than during other times of the year. Due to this seasonality, our ability to compensate for shortfalls in fourth quarter sales or earnings in other quarters, or to recover from any extensive disruption in sales or showroom activity during the days leading up to Christmas, for example, is limited. In addition, in order to prepare for our peak shopping quarters, we must increase the staffing at our showrooms and order and keep in stock more merchandise than we carry during other parts of the year. This staffing increase and inventory build-up may require us to expend cash faster than is generated by our operations during these periods. We may be unable to increase staffing levels to meet our requirements, and additional staff may not perform at the levels required to support our business. Any unanticipated decrease in demand for our products during such a period could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, financial condition, and results of operations.

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
•an acquisition may disrupt our ongoing business, divert resources, increase our expenses, and distract our management from other business concerns;
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

As of December 31, 2024, we had outstanding $56.1 million aggregate principal amount of borrowings under our SVB Term Loan (as defined herein). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis or failure to comply with certain restrictions in our debt instruments would result in a default under our debt instruments. In the event of a default under any of our current or future debt instruments, the lenders could elect to declare all amounts outstanding under such debt instruments to be due and payable.

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

The intensifying effects of climate change present physical, liability, and transition risks with both macro and micro implications for companies and financial markets. There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere are causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and an increased frequency, intensity and duration of extreme weather events (such as floods, droughts, hurricanes, earthquakes, wildfires, and severe storms) could, among other things, disrupt the operation of our supply chain, disrupt retail operations and foot traffic at our showrooms, damage or destroy our showrooms, cause shipping delays, and increase our product costs. In addition, natural disasters such as hurricanes, tornadoes, earthquakes, or wildfires, or a combination of these or other factors, could damage or destroy our facilities or make it difficult for the salesforce or customers to travel to our showrooms, thereby negatively affecting our business and results of operations. Such events have the potential to disrupt our operations, cause showroom closures, disrupt the business of our suppliers and impact our customers and workforce, all of which may cause us to suffer losses and additional costs to maintain or resume operations. As a result, the effects of climate change could have an adverse impact on our business and results of operations. The Company’s failure to identify climate and other environmental risks, to mitigate these risks, or to meet consumer expectations regarding sustainability may adversely affect our ability to attract and retain top talent, negatively impact our reputation and consumer loyalty, disrupt our supply chain, and result in lost sales and profits. In addition, implementing changes to mitigate these risks may result in substantial short and long-term additional operational expenses, which may materially affect our profitability and have other unanticipated material adverse effects.

In many countries, governmental bodies are increasingly enacting legislation and regulations in response to the potential impacts of climate change. These laws and regulations, which may be mandatory, have the potential to impact our operations directly or indirectly as a result of required compliance by our suppliers. For example, governmental authorities in various countries have proposed, and are likely to continue to propose, legislation and regulation to reduce or mitigate the impacts of climate change, or to require substantial disclosures regarding the same. Various countries and regions are following different approaches to the regulation of climate change, as well as climate-related disclosures, which could increase the complexity of, and potential cost related to complying with, such regulations. For more detail, see our risk factor titled “Environmental, social, and governance matters may adversely impact our business and reputation.” As we may take steps to voluntarily mitigate our impact on climate change and other ESG issues, we may experience increases in energy and transportation costs, operating expenses, capital expenditures or insurance premiums and deductibles, and other unforeseen adverse effects. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate or conduct business. As a result, we may not be able to accurately assess or predict the potential impact, if any, that such legislation, regulations, or industry standards may have on our operations.

Risks Related to Our Legal and Regulatory Environment

Failure to comply with laws, regulations, and enforcement activities, or changes in statutory, regulatory, accounting, and other legal requirements could potentially impact our operating and financial results.

We are subject to numerous federal, state, local, and foreign laws and governmental regulations, including those relating to environmental protection, personal injury, intellectual property, consumer product safety, building, land use and zoning requirements, workplace regulations, wage and hour, privacy and information security, consumer protection laws, immigration, and employment law matters. If we fail to comply with existing or future laws or regulations, or if these laws or regulations are violated by importers, manufacturers, or distributors, we may be subject to governmental, regulatory or judicial fines, sanctions or corrective measures, while incurring substantial legal fees and costs. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

Further, the Federal Trade Commission (“FTC”) has authority to investigate and prosecute practices that constitute “unfair trade practices,” “deceptive trade practices” or “unfair methods of competition.” State attorneys general as well as regulators in international jurisdictions typically have comparable authority, and many states and international jurisdictions also permit private plaintiffs to bring actions on the basis of these or similar laws. Federal, state and international consumer protection laws and regulations may apply to our operations and retail offers.

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

Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Similarly, not every variation of a domain name may be available or be registered, even if available. The occurrence of any of these events could result in the erosion of our brand and limit our ability to market our brand using our various domain names, as well as impede our ability to effectively compete against competitors with similar products or technologies.

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

Any claim that we have violated intellectual property or other proprietary rights of third parties, with or without merit, and whether or not it results in litigation, is settled out of court or is determined in our favor, could be expensive and time-consuming to address and resolve, and could divert the time and attention of management and technical personnel from our business. The litigation process is subject to inherent uncertainties, and we may not prevail in litigation matters regardless of the merits of our position. Intellectual property lawsuits or claims may become extremely disruptive if plaintiffs were to succeed in blocking the trade of our products and services. An adverse outcome of a dispute may result in an injunction and could require us to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. Further, our liability insurance may not cover potential claims of this type adequately or at all. We may be unable to successfully resolve these types of conflicts to our satisfaction and may be required to enter into costly license agreements, if available at all; be required to pay significant royalty, settlements costs, or damages; be required to rebrand our products; and/or be prevented from selling some of our products. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations. In addition, we may have to seek a license to continue practices found to be in violation of a third party’s rights. If we are required, or choose to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. Such arrangements may also only be available on a non-exclusive basis, such that third parties, including our competitors, could have access to use the same intellectual property to compete with us. We may also have to redesign our products so they do not infringe, misappropriate, or otherwise violate third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time during which our products may not be available for commercialization or use. Such outcomes would increase our operating expenses, and if we cannot redesign our products in a non-infringing manner or obtain a license for any allegedly infringing aspect of our business, we may be forced to limit our product offerings, which could adversely affect our ability to compete effectively.

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

In addition, certain states have adopted new or modified privacy and security laws and regulations that may apply to our business. The CCPA, for example, imposes obligations on businesses that process personal information of California residents. The enactment of the CCPA prompted a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. Since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in numerous states and will soon be enforceable in several other states as well. These comprehensive state privacy laws may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information for advertising and other purposes, our financial condition, and the results of our operations or prospects. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would increase the challenge of compliance.

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

Foreign privacy laws are also undergoing a period of rapid change, have become more stringent in recent years, and may increase the costs and complexity of offering our products in new geographies. In Canada, PIPEDA, and various provincial laws require that companies give detailed privacy notices to consumers, obtain consent to use personal information, with limited exceptions, allow individuals to access and correct their personal information, and report certain data breaches. In addition, Canada’s Anti-Spam Legislation (“CASL”) prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with PIPEDA, CASL, or provincial privacy or data protection laws could result in significant fines and penalties or possible damage awards.

We sell in the European Union which has adopted strict data privacy and security regulations in its General Data Protection Regulations (the “EU GDPR”) and the U.K. which has adopted the U.K. General Data Protection Regulation and Data Protection Act 2018 (the “U.K. GDPR” and together with the EU GDPR, the “GDPR”). The GDPR imposes strict requirements on controllers and processors of personal data. The GDPR also provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection.

In addition, the EU GDPR and UK GDPR each regulate cross-border transfers of personal data out of the EEA and the U.K. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers, we could incur additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.

In addition, the GDPR and other EU and U.K. data protection and electronic privacy laws impose conditions on the ability of companies to market electronically, including through the use of cookies, tracking technologies, e-marketing, and similar technologies on which we rely for our marketing. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases continues, and further requirements advocated by privacy advocates are enforced (e.g. requiring individual cookie opt outs; more details about each cookie or other tracking technology used), this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities.

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

Despite our efforts to comply with all applicable data protection laws and regulations and the associated laws on cookies and tracking technologies, our interpretations of such laws and regulations and such measures to comply therewith may have been or may prove to be insufficient or incorrect, and we may not be successful in achieving compliance with the rapidly evolving privacy, data security, and data protection requirements discussed above. Any actual or perceived non-compliance could result in litigation and proceedings against us by governmental entities, customers, or others, fines and civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our business in certain jurisdictions, negative publicity and harm to our brand and reputation, and reduced overall demand for our products and services. Such occurrences could adversely affect our business, financial condition, and results of operations. Our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities.

Regulatory and legislative developments on the use of artificial intelligence and machine learning could adversely affect our use of such technologies in our business.

We employ machine learning models to drive improved customer experience, as well as efficiencies in our operations, such as virtual try-ons, virtual appointments with jewelry consultants, payment processing and customer service, and automated key support workflows. The regulatory framework around the development and use of machine learning, artificial intelligence and automated decision making is evolving. Many federal, state and foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations related to the development and integration of artificial intelligence (“AI”), machine learning, and additional emerging data technologies while mitigating or controlling for bias and discrimination in the context of AI and machine learning. For example, in the United States, an executive order was issued in October 2023 on the Safe, Secure and Trustworthy Development and Use of AI, emphasizing the need for transparency, accountability and fairness in the development and use of AI. The order seeks to balance innovation with addressing risks associated with AI by providing eight guiding principles and priorities, such as ensuring that consumers are protected from fraud, discrimination and privacy risks related to AI. Legislation has also been promulgated on the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision making. In addition, in Europe the EU AI Act (which establishes a comprehensive, risk-based governance framework for AI in the EU market) entered into force in August 2024, and the majority of the substantive requirements will apply two years later. It is intended to apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy and introduces significant fines for noncompliance. There are also specific rules on the use of automated decision making under the GDPR that provide the data subject the right not to be subject to a decision based solely on automated processing, including profiling, which produces legal effects concerning him or her or similarly significantly affects him or her. Additionally, the existence of automated decision making must be disclosed to the data subject with a meaningful explanation of the logic used in such decision making in certain circumstances and safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision. We may incur additional expenses and costs associated with complying with such laws, as well as face heightened potential liability if we are unable to comply with these laws.

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

Our business depends on customers accessing our products and services via a mobile device or a personal computer, and the internet. Internet access and access to a mobile device or personal computer are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of consumers’ ability to access our products and services. Adverse weather events and natural disasters could also create outages in internet connectivity which may prevent our consumers from accessing our online platforms. In addition, the internet infrastructure that we and our customers rely on in any particular geographic area may be unable to support the demands placed upon it and could interfere with the speed and availability of our products and services. Any such failure in internet or mobile device or computer accessibility, even for a short period of time, could adversely affect our results of operations.

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

We are, and from time to time, may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, data privacy and protection, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could involve claims for substantial amounts of money or other relief that might adversely affect our business operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. The defense of these actions could be time consuming and expensive and could distract our personnel from their normal responsibilities. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, all of which could negatively affect our revenue growth. The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and operating results.

Risks Related to Our Dependence on Third Parties

We face risks associated with suppliers from whom our products are sourced and are dependent on a limited number of suppliers.

We purchase substantially all of the resources for our products including diamonds, gemstones, precious metals, parts, packaging, and raw materials from domestic and international suppliers. We rely on a limited number of suppliers to supply the majority of the resources for our products and are thus exposed to concentration of supplier risk. For example, one supplier of jewelry accounted for 11% of inventory purchases during the year ended December 31, 2024. If we were to lose any significant supplier, we may be unable to establish additional or replacement sources for our products that meet our quality controls and standards in a timely manner or on commercially reasonable terms, if at all. For our business to be successful, our suppliers must be willing and able to provide us with resources in substantial quantities, in compliance with regulatory requirements, and further in compliance with our ethical, quality and sourcing, and environmentally responsible standards, at acceptable costs and on a timely basis. Our ability to obtain a sufficient selection or volume of resources on a timely basis at competitive prices could suffer as a result of any deterioration or change in our supplier relationships or events that adversely affect our suppliers.

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
•fail to source ethically or responsibly according to our established guidelines;
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

Our natural diamonds are sourced from approved mines in countries ranked according to risk based on the Gemstones and Jewellery Community Platform Index for Conflict-Affected and High-Risk Areas. A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. Furthermore, Our Beyond Conflict Free Diamonds® are sourced from a select group of diamond suppliers with a robust chain of custody protocol for their diamonds and are required to source diamonds that originate from specific mine operations or specific countries that have demonstrated their commitment to follow internationally recognized labor, trade, and environmental standards. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers of Beyond Conflict Free Diamonds® could substantially impair our ability to acquire such diamonds at commercially reasonable prices, if at all. Generally, diamond prices depend on the attributes of the diamond. Similarly, we craft our gold and silver fine jewelry from primarily repurposed precious metals, and we work with our suppliers to source repurposed platinum when available and from refiners that are known to use repurposed materials in their platinum products. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control, including increased shipping costs, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas suppliers’ ability to produce and deliver resources, increased custom duties and tariffs, unforeseen delays in customs clearance of goods, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, port of entry issues and foreign government regulations, political instability, and economic uncertainties in the countries from which we or our suppliers source our products. Our sourcing operations may also be impaired by health concerns regarding infectious diseases in countries in which our resources are produced. Moreover, negative press or reports about internationally sourced resources may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international suppliers or internationally sourced resources could have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, some of our suppliers may not have the capacity to supply us with sufficient resources to keep pace with our growth plans, especially if we plan to manufacture significantly greater amounts of inventory. In such cases, our ability to pursue our growth strategy will depend in part upon our ability to develop new supplier relationships. Some of our suppliers are owned by vertically integrated companies with retail divisions that compete with us and, as such, we are exposed to the risk that these suppliers may not be willing, or may become unwilling, to sell their products to us on acceptable terms, or at all.

Our business relies on third-party providers of cloud services, and any disruption of, or interference with, our use of cloud services could adversely affect our business, financial condition, or results of operations.

We outsource substantially all of our core cloud infrastructure services to third-party providers, including Amazon Web Services, Microsoft, Salesforce and Oracle. The third-party providers provide the cloud computing infrastructure we use to host our website, serve our customers, and support our operations and many of the internal tools we use to operate our business. Our website, mobile apps, and internal tools use computing, storage, data transfer, and other functions and services provided by third parties. We do not have control over the operations of the facilities of the third-party providers that we use. The third-party providers’ facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, droughts, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures, and other events beyond our control. In the event that any third-party provider’s systems or service abilities are hindered by any of the events discussed above, particularly in a region where our website is mainly hosted, our ability to operate our business may be impaired. A provider's decision to close its facilities without adequate notice or other unanticipated problems or disruptions could result in lengthy interruptions to our business. All of the aforementioned risks may be exacerbated if our business continuity and disaster recovery plans prove to be inadequate.

Additionally, data stored with any third-party provider is vulnerable to experiencing cyberattacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial-of-service or other attacks, employee theft or misuse and general hacking. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data, or disrupt our ability to provide our products and services, including due to any failure by us to properly configure our third-party provider environment. Our business’ continuing and uninterrupted performance is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our products and services to them. We may not be able to easily switch our current operations to another cloud or other data center provider if there are disruptions or interference with our use of an existing provider, and, even if we could switch our operations, other cloud and data center providers are subject to the same risks. Sustained or repeated system failures would reduce the attractiveness of our products and services, harm our reputation, and potentially reduce net sales. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact our business. For more information, see “—We rely heavily on our information technology systems, as well as those of our third-party vendors and service providers, for our business to effectively operate and to safeguard confidential information and any significant failure, inadequacy or interruption of these systems, security breaches or loss of data could materially adversely affect our business, financial condition and operations.”

Our third-party providers do not have an obligation to renew their agreements with us on terms acceptable to us or at all. Although alternative data center providers could host our business on a substantially similar basis to our current third-party providers, transitioning our current cloud infrastructure to alternative providers could potentially be disruptive, and we could incur significant one-time costs. If we are unable to renew our agreement with our third-party providers on commercially acceptable terms, if our agreements with our third-party providers are prematurely terminated, or if we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If any of our infrastructure providers increase the costs of their services, our business, financial condition, or results of operations could be materially and adversely affected.

We rely on our suppliers, third-party carriers, and third-party jewelers as part of our fulfillment process, and these third parties may fail to adequately serve our customers.

We significantly rely on our suppliers to promptly ship us diamonds and other fine jewelry ordered by our customers. Any failure by our suppliers to sell and ship such products to us in a timely manner will have an adverse effect on our ability to fulfill customer orders and harm our business and results of operations. Our suppliers, in turn, rely on third-party carriers to ship products to us, and in some cases, directly to our customers. We also rely on a limited number of third-party carriers to deliver inventory to us and product shipments to our customers. We and our suppliers are therefore subject to the risks, including but not limited to employee strikes, inclement weather, power outages, natural disasters, rising fuel costs, and financial constraints associated with such carriers’ abilities to provide delivery services to meet our and our suppliers’ shipping needs. In addition, for some customer orders we rely on third-party jewelers to assemble and ship the product. Our suppliers’, third-party carriers’, or third-party jewelers’ failure to deliver high-quality products to us or our customers in a timely manner or to otherwise adequately serve our customers may damage our reputation and brand, and substantially harm our business and results of operations.

We rely on a limited number of contract manufacturers and logistics partners for our products. A loss of any of these partners could negatively affect our business.

We rely on a limited number of contract manufacturers and logistics partners to manufacture and transport our products. In the event of interruption from any of our contract manufacturers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Our contract manufacturers’ primary facilities are principally located in the U.S., India, Mexico, and Thailand, and furthermore are geographically concentrated in limited regions of each. Thus, our business could be adversely affected if one or more of our manufacturers is impacted by events like natural disasters, pandemics, or other interruptions at a particular location. Such interruptions may be due to, among other things, temporary closures of our facilities or those of our contract manufacturers, and other vendors in our supply chain; restrictions on travel or the import/export of goods and services from certain ports that we use; and local quarantines.

If we experience a significant increase in demand for our products that cannot be satisfied adequately through our existing manufacturing channels, or if we need to replace an existing manufacturer, we may be unable to supplement or replace them on terms that are acceptable to us, which may undermine our ability to deliver our products in a timely manner. For example, if we require additional manufacturing support, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build our products to our specifications in sufficient volume in line with our mission-centric approach. Identifying suitable manufacturers and logistics partners is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any of our contract manufacturers or logistics partners could have an adverse effect on our business, financial condition, and operating results.

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

We occasionally receive orders placed with fraudulent credit cards or other payment data, including stolen credit card numbers, or from clients who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payment obligations. We have suffered and may suffer losses as a result of orders placed with fraudulent credit card data or other fraudulent payment data even if the associated financial institution approved payment of the orders, including orders that become the subject of fraudulent chargebacks. Under current credit card practices and the practices of our other payment processing partners, we may be liable for fraudulent credit card or other payment transactions. If we are unable to detect or control credit card or other fraud, our liability for these transactions could harm our business, financial condition, and results of operations.

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

The Continuing Equity Owners control, in aggregate, approximately 97.4% of the voting power represented by all our outstanding classes of stock. As a result, the Continuing Equity Owners exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment of our amended and restated certificate of incorporation or bylaws, and any approval of significant corporate transactions (including a sale of all or substantially all of our assets), and will continue to have significant control over our business, affairs, and policies, including the appointment of our management. The directors that the Continuing Equity Owners have the ability to elect through their voting power have the authority to incur additional debt, issue or repurchase stock, declare dividends, and make other decisions that could be detrimental to stockholders.

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

Our stock price may change significantly, and you could lose all or part of your investment as a result.

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
•declines in the market prices of stocks generally, particularly those of jewelry and consumer retail companies;
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

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

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

We are an emerging growth company (an “EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, for as long as we continue to be an EGC, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies. Consequently, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the dates such pronouncements are effective for public companies.

We could be an EGC until as late as December 31, 2026. We will cease to be an EGC upon the earliest of: (i) December 31, 2026, (ii) the first fiscal year after our annual gross revenue is $1.235 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in nonconvertible debt securities, or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We are also a “smaller reporting company” and a “non-accelerated filer” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and non-accelerated filers as long as we qualify under these categories, even after we are no longer an EGC, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

As of December 31, 2024, we have outstanding a total of 13,843,944 shares of Class A common stock. Any shares of Class A common stock held by our affiliates are eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

In addition, as of December 31, 2024, we have reserved 12,593,079 shares of Class A common stock for issuance under our 2021 Incentive Award Plan and 1,847,197 shares of Class A common stock for issuance under our Employee Stock Purchase Plan. Any Class A common stock that we issue under the 2021 Incentive Award Plan, the Employee Stock Purchase Plan, or other equity incentive plans that we may adopt in the future would dilute your percentage ownership in our Class A common stock.

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

In the future, we may also issue securities in connection with investments, acquisitions or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. Any such issuance of additional securities in the future may result in additional dilution to you or may adversely impact the price of our Class A common stock.

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

As disclosed in Part II, Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, our management previously identified a material weakness in our internal control over financial reporting related to ineffective information technology general controls. Remediation of this material weakness is ongoing and as a result, we concluded that our internal control over financial reporting was not effective as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We are in the process of remediating the material weakness.

We can give no assurance that our efforts will remediate the material weakness in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future or that we will be able to remediate such material weaknesses identified. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time.

We have incurred and expect to continue to incur costs related to implementing an internal audit function and additional controls in the upcoming years to further improve our internal control environment. If we are unable to comply with the demands that are placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, there could be errors in our annual or interim consolidated financial statements that could result in a restatement of our financial statements, or we may be unable to report our financial results within the timeframes required by the SEC. Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from Nasdaq or to other regulatory investigations and civil or criminal sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

We will continue to incur significant costs as a result of operating as a public company.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Global Market and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations have increased and may continue to increase our legal and financial compliance costs and make some activities more difficult, time consuming and costly. As a result of being subject to rules and regulations as a public company, it has become increasingly expensive for us to obtain director and officer liability and other types of insurance, and we may in the future be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action, and potentially civil litigation. These factors may, therefore, strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.

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

Our cybersecurity risk management program is part of our overall risk management activities.

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

To date, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – We rely heavily on our information technology systems, as well as those of our third-party vendors and service providers, for our business to effectively operate and to safeguard confidential information and any significant failure, inadequacy or interruption of these systems, security breaches or loss of data could materially adversely affect our business, financial condition and operations.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports on our cybersecurity risks and processes and material cybersecurity incidents, if any from management. In addition, management updates the Committee, as necessary, with a summary of incidents with an immaterial impact.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity, at every Board meeting. The full Board also receives periodic briefings from management on our risk management activities, which includes our cybersecurity risk management. Presentations on cybersecurity topics are made by our SVP, Technology and internal cybersecurity staff.

Our management team, including our Chief Executive Officer, Chief Financial Officer, General Counsel, SVP of Technology, and Senior Director IT & Cybersecurity (“Senior Director”), among others in support roles as needed, are responsible for assessing and managing our material risks from cybersecurity threats. This team has primary responsibility for our overall cybersecurity risk management program and supervises our internal cybersecurity personnel. Our management team members have relevant experience in risk assessment and management, and our Senior Director's experience includes over 11 years of cybersecurity experience, Certified Information Systems Security Professional (CISSP) certification, and prior experience at other publicly traded companies with security frameworks, application security, IT security, Cloud security, SOX IT General Controls audits, and PCI-DSS compliance.

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

Item 2. Properties

Our principal executive offices are located in San Francisco, CA and Denver, CO. We lease retail showroom, office and operational locations. As of December 31, 2024, we had 40 showrooms and one operations center in the United States.

The table below sets forth certain information regarding these properties, all of which are leased.

Geographic Location	Number of Locations	Square Footage
Retail Showrooms
Arizona	1	3,307
California	8	28,128
Colorado	1	11,153
Florida	2	3,680
Georgia	1	2,950
Illinois	2	4,339
Maryland	2	6,706
Massachusetts	3	6,897
Michigan	1	3,111
Minnesota	1	3,112
Missouri	1	2,365
New York	4	13,623
North Carolina	1	1,663
Ohio	2	4,883
Oregon	1	2,660
Pennsylvania	2	5,150
Tennessee	1	1,800
Texas	3	9,088
Virginia	1	2,500
Washington	1	2,597
Washington, D.C.	1	4,795
Total Retail Showrooms	40	124,507

Operations center
Secaucus, New Jersey	1	23,817

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

On December 5, 2022, plaintiff Veronica Cusimano, a former employee of the Company, filed a representative action against the Company pursuant to the Private Attorneys General Act of 2004 in California Superior Court, Los Angeles County. The complaint alleges, on behalf of the plaintiff and similarly situated employees and former employees in California, various claims under the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. The plaintiff seeks civil penalties, attorneys' fees and costs in unspecified amounts, and other unspecified damages. On February 10, 2023, the Company filed a petition to compel arbitration on the basis of an agreement between the plaintiff and the Company to arbitrate any claims between them. On April 28, 2023, the petition was denied. On May 9, 2023, the Company appealed the Superior Court's denial of its petition to compel arbitration to the California Court of Appeal, Second Appellate District. On February 24, 2025, the Court of Appeal affirmed the Superior Court’s ruling. The Company intends to vigorously defend the alleged individual and representative claims, and, at this time, any liability related to the alleged claims is not currently probable or reasonably estimable.

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

Stockholders

As of March 10, 2025, there were approximately 21 holders of record of our Class A common stock, 25 holders of record of our Class B common stock and 1 holder of record of our Class C common stock. No shares of our Class D common stock are outstanding. Because some of our shares of Class A common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

Dividend Policy

We have not declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying any cash dividends on our Class A common stock and Class D common stock in the foreseeable future. Holders of our Class B common stock and Class C common stock are not entitled to participate in any dividends declared by our Board. Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock and Class D common stock depends on our receipt of cash distributions from Brilliant Earth, LLC. Our ability to pay dividends is restricted by the terms of the SVB Credit Agreement and may be restricted by the terms of any future credit agreement, debt or preferred equity securities issued by us. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board, subject to the requirements of applicable law, compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability, industry trends, and other factors that our Board may deem relevant.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the period covered by this Annual Report on Form 10-K.

Purchase of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of our Class A common stock during the three months ending December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31	41,142	$1.80	41,142	$19.5 million
November 1 - November 30	35,843	$1.75	35,843	$19.4 million
December 1 - December 31	30,441	$2.01	30,441	$19.4 million
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

We have achieved strong financial performance and rapid growth since our founding, and believe we are in the early stages of realizing our potential in a significant market opportunity. We have been growing our fine jewelry sales and believe this represents an opportunity for future growth.

Below is a summary of our performance for the year ended December 31, 2024:

•Net sales of $422.2 million compared to $446.4 million for the year ended December 31, 2023;
•Net income of $4.0 million compared to $4.7 million for the year ended December 31, 2023;
•Net income margin of 0.9% compared to 1.1% for the year ended December 31, 2023;
•Adjusted EBITDA of $21.1 million compared to $26.2 million for the year ended December 31, 2023; and
•Adjusted EBITDA margin of 5.0% compared to 5.9% for the year ended December 31, 2023.

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

Cost-Effective Acquisition of New Customers and Retention of Existing Customers.

We have historically had attractive customer acquisition economics, including substantial first order profitability. To continue to grow our business, we must continue to acquire new customers and retain existing customers in a cost-effective manner. The success of our customer acquisition strategy depends on a number of factors, including the level and pattern of consumer spending in the products that we offer, and our ability to cost-effectively drive traffic to our website and showrooms and to convert these visitors to customers. With our strong brand resonance and passionate customer base, we generate significant earned and organic traffic, impressions, and media placements. We continually evolve our dynamic marketing strategies, optimizing our messaging, creative assets, and spending across channels. We also believe our expanded fine jewelry assortment and strategic customer acquisition will continue to drive fine jewelry orders from new customers and repeat orders from existing customers.

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

We believe growing and managing our showrooms will drive accelerated growth by increasing our AOV compared to e-commerce orders, improving conversion in the showrooms’ metro regions compared to pre-opening conversion, and raising our brand awareness. We intend to strategically open showrooms in the future, and we believe we can achieve broad national showroom coverage with far fewer locations than many traditional retailers. We rely on this highly efficient showroom model to complement our digital strategy and to drive future growth and profitability.

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

International Expansion

We are in the early stages of selling globally, and a larger geographic footprint will help drive future growth. Our proof-points from localizing our website for Canada, Australia, and the United Kingdom, and our sales to customers from over 50 countries, provide encouraging signs for future global expansion. We see strong potential in launching e-commerce in new overseas markets and new showrooms in countries where we have already established a localized digital presence. We plan to drive brand awareness through localized marketing channels and expect our data-driven technology platform to continue providing insights for product recommendations and inventory management.

Operational and Marketing Efficiency

We have a unique, asset-light operating model with attractive working capital dynamics, capital-efficient showrooms, and a vast virtual inventory of premium natural and lab-grown diamonds that allows us to offer a broad selection of diamonds while keeping our balance sheet inventory low. This has driven attractive inventory turns and allows us to operate with negative working capital, which we define as our current assets less cash minus our current liabilities. Our showroom strategy minimizes the inefficiencies of traditional, retail-first jewelers. Our showrooms are primarily appointment-driven with large catchment regions, so we are less reliant on expensive high foot traffic retail locations. Our showroom locations and formats vary from interior, upper floor locations to more recently higher traffic pedestrian and retail mall locations. In all locations, we also curate showroom inventory for scheduled visits and require limited inventory in each location. Our tech-enabled jewelry consultants can support online customers when not in appointment, increasing workforce utilization. As we continue to scale our business, our future success is dependent on maintaining this capital efficient operating model and driving continued operational improvement as we expand to new locations both in the U.S. and internationally.

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

Macroeconomic Trends

We believe we are well-positioned at the intersection of key macro-level trends impacting our industry. Consumers are increasingly seeking brands that reflect their values and provide supply chain transparency. This has contributed to our strong brand affinity and loyalty, and further differentiates us from our competitors. Consumers are increasingly favoring seamless omnichannel shopping experiences, and we believe our model is well-suited to satisfy these consumer preferences. The current inflationary environment and changes in macro-level consumer spending trends, due to volatile macro-economic conditions, have had a negative impact on sales and could further negatively impact our operating results.

Seasonality

A larger share of our annual revenues and profits traditionally occur in the fourth quarter because it includes the November and December holiday sales period.

Components of Results of Operations

Net Sales

Our sales are recorded net of estimated sales returns and allowances and sales tax collected from customers. Our net sales primarily consist of revenue from diamond, jewelry, and gemstone retail sales through our website and dedicated jewelry consultants via chat, phone, email, virtual appointment, or in our showrooms. Our net sales are derived primarily in the U.S., but we also sell products to customers outside the U.S. Our website platform allows us to sell to a worldwide customer base, even in markets where we do not have a physical presence. Payment for all of our sales occurs prior to fulfillment. Customers pick up the items in our showrooms, or we deliver purchases to customers, with delivery typically within one to two business days after shipment. We recognize revenue upon pick-up or delivery if an order is shipped. We also offer third-party financing options.

We allow for certain returns within 30 days of when an order is available for shipment or pickup. We also typically provide one complimentary resizing for standard ring styles within 60 days of when an order is available for shipment or pickup, a lifetime manufacturing warranty (except center diamonds/gemstones), and a lifetime diamond upgrade program on all diamonds that meet certain criteria. We offer an extended protection plan through a third party that has terms ranging from two years to lifetime that vary based on the item purchased.

Revenue is deferred on transactions where payment has been received from the customer, but control has not yet transferred.

Cost of Sales

Cost of sales consists primarily of merchandise costs for the purchase of diamonds and gemstones from our global base of diamond and gemstone suppliers, and the cost of jewelry production from our third-party jewelry manufacturing suppliers. Cost of sales includes merchandise costs, inbound freight charges, costs of shipping orders to customers, certain fulfillment and inventory-related compensation costs, repair costs and related labor expenses. Our cost of sales includes reserves for disposal of obsolete, slow-moving or defective items, and shrinkage, which we estimate and record on a periodic basis.

Operating Expenses

Operating expenses consist primarily of marketing and advertising expenses through various online platforms including digital, website, social media, search engine optimization, paid search and product advertisements, influencers and in showroom branding. Operating expenses also consist of general and administrative expenses related to employee costs such as payroll and related benefit costs, including equity-based compensation expense. General and administrative expenses also consist of information technology and other software related costs, rent and lease related expenses, depreciation and amortization expense, merchant processing fees, as well as professional fees, other general corporate expenses and charitable donations in connection with funding the Brilliant Earth Foundation, a donor advised fund, to support our charitable giving efforts.

Interest Expense

Interest expense primarily consists of interest incurred under our SVB Credit Agreement (defined below).

Other Income, Net
Other income, net consists primarily of interest income earned on certain cash balances and other miscellaneous income, partially offset by expenses such as losses on exchange rates on consumer payments.

Income Tax (Expense) Benefit

Income tax (expense) benefit represents the federal and state income or franchise taxes assessed on Brilliant Earth Group, Inc's share of taxable income for the period.

Results of Operations
The results of operations data in the following tables for the periods presented have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Comparison of Years Ended December 31, 2024 and 2023

The following table sets forth our statements of operations for the years ended December 31, 2024 and 2023, including amounts and percentages of net sales for each year and the year-to-year change in dollars and percent (amounts in thousands):

	Year ended December 31,
	2024		2023		Year over year change
	Amount	Percent	Amount	Percent	Amount	Percent
Consolidated statements of operations data*:
Net sales	$422,161	100.0%	$446,382	100.0%	$(24,221)	(5.4)%
Cost of sales	167,759	39.7%	189,382	42.4%	(21,623)	(11.4)%
Gross profit	254,402	60.3%	257,000	57.6%	(2,598)	(1.0)%
Operating expenses:
Marketing and advertising	108,339	25.7%	119,341	26.7%	(11,002)	(9.2)%
General and administrative	142,713	33.8%	133,177	29.8%	9,536	7.2%
Total operating expenses	251,052	59.5%	252,518	56.6%	(1,466)	(0.6)%
Income from operations	3,350	0.8%	4,482	1.0%	(1,132)	(25.3)%
Interest expense	(5,031)	(1.2)%	(5,128)	(1.1)%	(97)	(1.9)%
Other income, net	5,835	1.4%	4,949	1.1%	886	17.9%
Income before tax	4,154	1.0%	4,303	1.0%	(149)	(3.5)%
Income tax (expense) benefit	(160)	—%	431	0.1%	(591)	(137.1)%
Net income	$3,994	0.9%	$4,734	1.1%	$(740)	(15.6)%
Net income allocable to non-controlling interest	3,453	0.8%	4,150	0.9%	(697)	(16.8)%
Net income allocable to Brilliant Earth Group, Inc.	$541	0.1%	$584	0.1%	$(43)	(7.4)%

* Amounts may not sum due to rounding

Net Sales

Net sales for the year ended December 31, 2024 decreased by $24.2 million, or 5.4%, compared to the year ended December 31, 2023. The decrease in net sales was due to a decrease of 11.3% in AOV, partially offset by an increase in order volumes of 6.6%.

The decrease in AOV was driven by a higher mix of lower price point products, including fine jewelry.

The 6.6% increase in order volumes was due to strong performance in lower price point products, including fine jewelry, continued effectiveness of our customer acquisition and retention activities and the opening of new showrooms.

Gross Profit

Gross profit for the year ended December 31, 2024 decreased by $2.6 million, or 1.0%, compared to the year ended December 31, 2023. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 270 basis points for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in gross margin was primarily driven by the continued optimization of our pricing engine, procurement efficiencies, and benefits from our extended warranty program. The gross margin improvements were partially offset by certain repair and fulfillment-related costs.

Operating Expenses

Operating expenses for the year ended December 31, 2024 decreased by $1.5 million, or 0.6%, compared to the year ended December 31, 2023. Operating expenses as a percentage of net sales increased by 290 basis points for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in operating expenses was primarily driven by a decrease in marketing expenses partially offset by an increase in general and administrative expenses.

The decrease in marketing expenses, which decreased by $11.0 million or 9.2%, from the prior year was a result of our continued focus on improving the effectiveness and efficiency of our marketing spend. The increase in general and administrative expenses was primarily due to an increase in employment expenses, which increased $8.5 million or 12.3%, from additional staff to support our growth initiatives, and annual compensation increases. The remaining increase in general and administrative expenses was a result of increases in rent, lease-related expenses, information technology and other software-related costs, and depreciation expense. These increases were partially offset by a decrease in pre-opening expenses from new showrooms and a decrease in charitable contributions compared to the year ended December 31, 2023.

Interest Expense

Interest expense for the year ended December 31, 2024 decreased by $0.1 million, or 1.9%, compared to the year ended December 31, 2023, primarily due to a decrease in the average principal debt outstanding during the year ended December 31, 2024 as compared to the prior year.

Other Income, Net

Other income, net for the year ended December 31, 2024 increased by $0.9 million, or 17.9%, compared to the year ended December 31, 2023, primarily due to increased interest income earned on our cash balances. Additionally, this amount includes immaterial losses on exchange rates on consumer payments and other miscellaneous income.

Income Tax (Expense) Benefit

Brilliant Earth Group, Inc.’s income tax expense was $0.2 million for the year ended December 31, 2024 compared to an income tax benefit of $0.4 million for the year ended December 31, 2023. The increase in income tax expense was primarily due to additional taxes related to additional taxable income from Brilliant Earth, LLC, as well as additional deferred tax expense due to basis movements related to the TRA, as compared to the year ended December 31, 2023.

Net Income Allocable to Non-Controlling Interests

The net income allocable to the non-controlling interests (“NCI”) of Brilliant Earth, LLC was $3.5 million, and 86.5% of net income of the Company for the year ended December 31, 2024, compared to $4.2 million and 87.7% of net income of the Company for the year ended December 31, 2023. The decrease in net income allocable to the NCI was primarily due to a decrease in net income from the prior year.

Key Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

The following table sets forth our key performance metrics for the periods presented (amounts in thousands, except for total orders and AOV):

	For the years ended December 31,
	2024	2023	Change	% Change
Net Sales	$422,161	$446,382	$(24,221)	(5.4)%
Total Orders	186,030	174,576	11,454	6.6%
AOV	$2,269	$2,557	$(288)	(11.3)%

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

The following table presents a reconciliation of net income and net income margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the years presented (in thousands):

	For the years ended December 31,
	2024	2023
Net income	$3,994	$4,734
Interest expense	5,031	5,128
Income tax expense (benefit)	160	(431)
Depreciation expense	5,312	4,200
Amortization of cloud-based software implementation costs	817	583
Showroom pre-opening expense	1,705	4,953
Equity-based compensation expense	9,934	9,952
Other income, net (1)	(5,835)	(4,949)
Transaction costs and other expenses (2)	—	2,012
Adjusted EBITDA	$21,118	$26,182
Net income margin	0.9%	1.1%
Adjusted EBITDA margin	5.0%	5.9%
(1) Other income, net consists primarily of interest and other miscellaneous income, partially offset by expenses such as losses on exchange rates on consumer payments.
(2) These expenses are those that we did not incur in the normal course of business. For the year ended December 31, 2023, these costs included a $1 million charitable contribution.

Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to Continuing Equity Owners, debt service, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from capital-raising activities and borrowings under our loan facilities. We have historically had negative working capital driven by our high inventory turns and typical collection of payment from customers prior to payment of suppliers. As of December 31, 2024, we had a cash balance, excluding restricted cash, of $161.9 million, and negative working capital, excluding non-restricted cash, of $(28.7) million.

For the twelve months ended December 31, 2024, the Company declared and paid $1.8 million of tax distributions and TRA payments to, or on behalf of, members associated with their estimated income tax obligations. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

As of December 31, 2024, the SVB Credit Agreement had an outstanding principal balance of $56.1 million, excluding unamortized debt issuance costs of $0.4 million, of which $50.4 million is classified as long-term.

We also have scheduled principal payments on our SVB Credit Agreement as presented below (in thousands):

Principal
Years ending December 31,
2025	$5,688
2026	6,500
2027	43,875
Total aggregate future principal payments	$56,063

We believe based on our current projections, that we have sufficient sources of liquidity to meet our projected operating, debt service, and tax distribution requirements for at least the next 12 months following the filing of this Annual Report on Form 10-K.

Additional future liquidity needs may also include payments under the TRA, and state and federal taxes to the extent not offset by our deferred income tax assets, including those arising as a result of purchases or exchanges of common units for Class A and Class D common stock. Although the actual timing and amount of any payments that may be made under the TRA will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners will be significant. Any payments made by us to the Continuing Equity Owners under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Brilliant Earth, LLC, and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore may accelerate payments due under the TRA.

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

Cash Flows from Operating, Investing, and Financing Activities — Comparison of Years Ended December 31, 2024 and 2023

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Years ended December 31,
	2024	2023
Net cash provided by operating activities	$17,595	$26,214
Net cash used in investing activities	(4,907)	(11,944)
Net cash used in financing activities	(6,567)	(13,104)
Net increase in cash, cash equivalents, and restricted cash	6,121	1,166
Cash, cash equivalents and restricted cash at beginning of year	156,020	154,854
Cash, cash equivalents and restricted cash at end of year	$162,141	$156,020

Operating Activities

For the year ended December 31, 2024, net cash provided by operating activities was $17.6 million compared to net cash provided by operating activities of $26.2 million for the year ended December 31, 2023, a decrease of $8.6 million. This decrease was primarily driven by $10.6 million from changes in assets and liabilities related to changes in working capital and an increase in net income adjusted for non-cash addbacks of $2.0 million. The decrease from changes in working capital was primarily due to an increase in cash used of $3.4 million in other assets and inventories, an increase in cash used of $2.8 million in accounts payable, accrued expenses and other current liabilities, and an increase in cash used of $1.4 million in operating lease liabilities. Also impacting the decrease was an increase in cash used of $1.6 million in deferred revenue and a decrease in cash provided of $1.4 million in prepaid expenses and other current assets when compared to the year ended December 31, 2023.

The overall decrease in operating cash flows was driven by higher cash outflows for working capital compared to the prior year as discussed above. The Company had an increase in inventory purchases and an increase in spend on prepaid expenses and cloud computing assets. Payments on operating lease liabilities increased from the prior year due to additional leased showrooms acquired during the year ended December 31, 2024.

Investing Activities

Net cash used in investing activities was $4.9 million for the year ended December 31, 2024 compared to $11.9 million for the year ended December 31, 2023. The decrease of $7.0 million was principally due to a decrease in purchases of property and equipment related to new facilities leased during the year ended December 31, 2024. There were three new showroom openings during the year ended December 31, 2024 as opposed to twelve new showroom openings during the year ended December 31, 2023.

Financing Activities

Net cash used in financing activities was $6.6 million for the year ended December 31, 2024 compared to $13.1 million for the year ended December 31, 2023. The decrease of $6.5 million was primarily due to lower tax distributions to members pursuant to the LLC Agreement of $8.1 million. The decrease in tax distributions paid to members was partially offset by an increase in payments made on the SVB Credit Agreement (defined below) of $0.8 million, repurchases of $0.6 million of our Class A common stock under the share repurchase program, and the payment of debt issuance costs of $0.1 million in connection with the First Amendment (as defined below).

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

As of December 31, 2024, there were no amounts outstanding under the SVB Revolving Facility and there was $56.1 million of total debt outstanding under the SVB Term Loan, of which $50.4 million is classified as long-term debt.

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

On February 21, 2024, we entered into the First Amendment to the SVB Credit Agreement (the “First Amendment”), pursuant to which the lenders agreed to suspend the requirement to comply with the Consolidated Fixed Charge Coverage Ratio covenant on the last day of the fiscal quarters ended December 31, 2023, March 31, 2024, and June 30, 2024. The First Amendment also required us to maintain Balance Sheet Cash (defined as unrestricted cash and cash equivalents held in accounts with the lenders and their affiliates) in an amount greater than the sum of the aggregate principal amount outstanding under the SVB Revolving Facility (including issued letters of credit) and the aggregate principal amount of the SVB Term Loan outstanding at such time, which requirement applied at all times commencing on February 21, 2024 until the last day of the fiscal quarter ended June

30, 2024. After such time, the minimum Balance Sheet Cash covenant no longer applied. As of December 31, 2024 the Company was in compliance with all applicable covenants under the SVB Credit Agreement.

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

The Company may repurchase shares, under the program, from time to time through open market purchases, in privately negotiated transactions or by other means. Open market repurchases will be structured to occur in accordance with applicable federal securities law, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The timing, amount, and manner of stock repurchases will be determined at the Company’s discretion, subject to business, economic and market conditions, corporate needs and regulatory requirements, prevailing stock prices and other considerations. The share repurchase program does not obligate the Company to acquire a specific number of shares of Class A common stock and may be suspended, terminated, or modified at any time without notice, at the discretion of the Board.

Contractual Obligations and Commitments

We lease our showrooms and headquarters office space under non-cancelable lease agreements whereby $8.4 million is due in the year ended December 31, 2025. Total future lease payments as of December 31, 2024 are $50.9 million.

We have capital commitments of $0.8 million related to new showroom construction and improvements to existing locations as of December 31, 2024.

From time to time in the normal course of business, we will enter into agreements with suppliers or service providers. As of December 31, 2024, contractual obligations with a remaining term in excess of 12 months primarily related to marketing and advertising spending as well as software maintenance totaled $8.2 million. For additional information on our contractual obligations and commitments, see Note 7, Leases, Note 9, Stockholders’ Equity and Members Units and Note 13, Commitments and Contingencies, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Estimates

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

Our critical accounting estimates include the following:

Revenue Recognition

Net sales primarily consists of revenue from the sale of inventory, and we recognize revenue as control of promised goods is transferred to customers, which generally occurs upon delivery if the order is shipped, or at the time the customer picks up the completed product at a showroom. Revenue arrangements generally have one performance obligation and are reported net of estimated sales returns and allowances, which are determined based on historical product return rates and current economic conditions. We offer an extended protection plan in the capacity of an agent on behalf of a third party that has different terms ranging from two years to lifetime that vary based on the item purchased. The commission that the Company receives from the third party is recognized at the time of sale less an estimate of cancellations based on historical experience. There are no additional performance obligations in relation to the third-party plan.

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

Shareholders and Board of Directors
Brilliant Earth Group, Inc.
San Francisco, California
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Brilliant Earth Group, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Denver, Colorado
March 13, 2025

Brilliant Earth Group, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$161,925	$155,809
Restricted cash	216	211
Inventories, net	38,292	37,788
Prepaid expenses and other current assets	10,980	11,048
Total current assets	211,413	204,856
Property and equipment, net	21,626	22,047
Deferred tax assets	9,636	9,745
Operating lease right of use assets	35,222	34,248
Other assets	3,348	2,687
Total assets	$281,245	$273,583

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,733	$17,197
Accrued expenses and other current liabilities	31,714	31,138
Deferred revenue	18,926	19,556
Current portion of operating lease liabilities	6,108	4,993
Current portion of long-term debt	5,688	4,063
Total current liabilities	78,169	76,947

Long-term debt, net of debt issuance costs	50,010	55,573
Operating lease liabilities	35,856	35,572
Payable pursuant to the Tax Receivable Agreement	7,828	8,035
Total liabilities	171,863	176,127

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, none issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Class A common stock, $0.0001 par value - 1,200,000,000 shares authorized; 14,125,925 shares issued and 13,843,944 shares outstanding at December 31, 2024 and 12,522,146 shares outstanding at December 31, 2023	1	1
Class B common stock, $0.0001 par value - 150,000,000 shares authorized; 35,820,912 and 35,688,349 shares issued and outstanding at December 31, 2024 and 2023, respectively	4	4
Class C common stock, $0.0001 par value - 150,000,000 shares authorized; 49,119,976 shares issued and outstanding at December 31, 2024 and 2023, respectively	5	5
Class D common stock, $0.0001 par value - 150,000,000 shares authorized; none issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	11,169	8,275
Treasury stock, at cost; 281,981 shares and none at December 31, 2024 and 2023, respectively	(638)	—
Retained earnings	4,788	4,247
Stockholders' equity attributable to Brilliant Earth Group, Inc.	15,329	12,532
Non-controlling interests attributable to Brilliant Earth, LLC	94,053	84,924
Total stockholders' equity	109,382	97,456
Total liabilities and stockholders' equity	$281,245	$273,583

The accompanying notes are an integral part of these consolidated financial statements.

Brilliant Earth Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)

	Years ended December 31,
	2024	2023
Net sales	$422,161	$446,382
Cost of sales	167,759	189,382
Gross profit	254,402	257,000
Operating expenses:
Marketing and advertising	108,339	119,341
General and administrative	142,713	133,177
Total operating expenses	251,052	252,518
Income from operations	3,350	4,482
Interest expense	(5,031)	(5,128)
Other income, net	5,835	4,949
Income before income tax (expense) benefit	4,154	4,303
Income tax (expense) benefit	(160)	431
Net income	3,994	4,734
Net income allocable to non-controlling interest	3,453	4,150
Net income allocable to Brilliant Earth Group, Inc.	$541	$584

Earnings per share:
Basic	$0.04	$0.05
Diluted	$0.03	$0.04
Weighted average shares of common stock outstanding:
Basic	13,304,227	11,928,308
Diluted	98,352,924	97,055,216

The accompanying notes are an integral part of these consolidated financial statements.

Brilliant Earth Group, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands except share amounts)

	Brilliant Earth Group, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock						Non-Controlling Interest
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity	Amounts	Total Stockholders' Equity
Balance, January 1, 2023	11,246,694	$1	35,482,534	$4	49,119,976	$5	$7,256	$—	$3,663	$10,929	$82,212	$93,141
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(9,854)	(9,854)
Conversion of Class B to Class A common stock	211,351	—	(211,351)	—	—	—	—	—	—	—	—	—
RSU vesting during period	1,064,101	—	—	—	—	—	—	—	—	—	—	—
Class B shares issued upon vesting of LLC Units	—	—	417,166	—	—	—	—	—	—	—	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	(517)	—	—	(517)	—	(517)
Equity-based compensation	—	—	—	—	—	—	9,748	—	—	9,748	204	9,952
Net income	—	—	—	—	—	—	—	—	584	584	4,150	4,734
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(8,212)	—	—	(8,212)	8,212	—
Balance, December 31, 2023	12,522,146	$1	35,688,349	$4	49,119,976	$5	$8,275	$—	$4,247	$12,532	$84,924	$97,456
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(1,580)	(1,580)
Conversion of Class B to Class A common stock	16,260	—	(16,260)	—	—	—	—	—	—	—	—	—
RSU vesting during period	1,587,519	—	—	—	—	—	—	—	—	—	—	—
Repurchases of common stock	(281,981)	—	—	—	—	—	—	(638)	—	(638)	—	(638)
Class B shares issued upon vesting of LLC Units	—	—	148,823	—	—	—	—	—	—	—	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	216	—	—	216	—	216
Equity-based compensation	—	—	—	—	—	—	9,807	—	—	9,807	127	9,934
Net income	—	—	—	—	—	—	—	—	541	541	3,453	3,994
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(7,129)	—	—	(7,129)	7,129	—
Balance, December 31, 2024	13,843,944	$1	35,820,912	$4	49,119,976	$5	$11,169	$(638)	$4,788	$15,329	$94,053	$109,382
The accompanying notes are an integral part of these consolidated financial statements.

Brilliant Earth Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2024	2023
Operating activities
Net income	$3,994	$4,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,312	4,200
Equity-based compensation	9,934	9,952
Non-cash operating lease cost	5,555	4,692
Amortization of debt issuance costs	291	269
Deferred tax expense (benefit)	128	(488)
Other	213	60
Changes in assets and liabilities:
Inventories	(686)	1,495
Prepaid expenses and other current assets	667	2,036
Other assets	(728)	529
Accounts payable, accrued expenses and other current liabilities	(725)	2,024
Deferred revenue	(630)	1,003
Operating lease liabilities	(5,730)	(4,292)
Net cash provided by operating activities	17,595	26,214
Investing activities
Purchases of property and equipment	(4,907)	(11,944)
Net cash used in investing activities	(4,907)	(11,944)
Financing activities
Tax distributions and TRA payments to members	(1,766)	(9,854)
Repurchases of common stock	(638)	—
Payments of debt issuance costs	(100)	—
Payments on SVB term loan	(4,063)	(3,250)
Net cash used in financing activities	(6,567)	(13,104)
Net increase in cash, cash equivalents and restricted cash	6,121	1,166
Cash, cash equivalents and restricted cash at beginning of year	156,020	154,854
Cash, cash equivalents and restricted cash at end of year	$162,141	$156,020

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,129	$12,447
Deferred tax assets associated with redemption of LLC Units	$(9)	$309
TRA Obligation associated with redemption of LLC Units	$207	$826
Purchases of property and equipment included in accounts payable and accrued liabilities	$24	$414
Change to APIC related to redemption of LLC Units	$216	$(517)
Supplemental information
Cash paid for interest	$4,878	$5,152
Cash paid for taxes	$2	$68

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

The Company designs, procures and sells ethically sourced diamonds, gemstones and jewelry online and through 40 showrooms operating within the United States (“U.S.”) as of December 31, 2024. Co-headquarters are located in San Francisco, California and Denver, Colorado.

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

The non-controlling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in Brilliant Earth, LLC. The non-controlling interest on the consolidated balance sheets represent the portion of net assets of the Company attributable to the owners of the common units of Brilliant Earth, LLC (“LLC Interests” or “LLC Units”). The non-controlling interest was 86.0% and 87.1% as of December 31, 2024 and 2023, respectively. At the end of each reporting period, equity related to Brilliant Earth, LLC that is attributable to Brilliant Earth Group, Inc. and the owners of the LLC Interests (the “Continuing Equity Owners'”) is rebalanced to reflect Brilliant Earth Group, Inc.'s and the Continuing Equity Owners' ownership in Brilliant Earth, LLC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Some of the more significant estimates include inventory valuation, allowance for sales returns, estimates of current and deferred income taxes payable pursuant to the tax receivable agreement, and useful lives and depreciation of long-lived assets. Actual results could differ materially from those estimates. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in its business or new information available.

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

At December 31, 2024 and 2023, there were no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

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

Concentration of Risk

The Company maintains the majority of its cash and cash equivalents in accounts with major financial institutions within the U.S. in the form of demand deposits, money market fund accounts, and time deposits. Deposits in these institutions may exceed the amounts of insurance provided, or deposits may not be covered by insurance. The Company has not experienced losses on its deposits of cash and cash equivalents.

The Company’s ability to procure diamonds, gemstones and to produce jewelry is dependent on its relationships with various suppliers. One supplier of jewelry accounted for a total of 11% of inventory purchases during the year ended December 31, 2024. Two suppliers of jewelry accounted for a total of 21% of inventory purchases during the year ended December 31, 2023.

Cash and Cash Equivalents, and Restricted Cash

All highly liquid investments with an original maturity of three months or less, money market fund accounts, and deposits in transit from banks for payments related to third-party credit and debit card transactions are considered to be cash equivalents. Credit and debit card transactions are short-term and highly liquid in nature. Interest income is recorded for interest-bearing cash accounts and is included within other income, net in the consolidated statements of operations. During the years ended December 31, 2024 and 2023, the Company recorded interest income of $6.0 million and $5.2 million, respectively. As of December 31, 2024 and 2023, money market fund accounts included in cash equivalents was $71.6 million and $45.2 million, respectively, and classified as Level 1 financial instruments.

Restricted cash as of December 31, 2024 and 2023 relates to funds of $0.2 million securing a letter of credit in lieu of a security deposit related to a lease at one of the Company’s showroom locations.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash from the consolidated balance sheets to the statements of cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$161,925	$155,809
Restricted cash	216	211
Total	$162,141	$156,020

Inventories, Net

The Company’s diamond, gemstone and jewelry inventories are primarily held for resale and valued at the lower of cost or net realizable value. Cost is primarily determined using the moving average cost method on a first-in, first-out (“FIFO”) basis for all inventories, except for unique inventory SKUs (principally independently graded diamonds), where cost is determined using specific identification. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

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

The Company capitalizes costs of initial development of internal-use software and its website and amortizes such costs on a straight-line basis over the estimated useful life of the software, which is generally three years, once it is available for use. Costs related to the ongoing maintenance of internal-use software and the website are expensed as incurred.

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

The Company's capitalized implementation costs for cloud computing arrangements, net consisted of the following (in thousands):

	December 31,
	2024	2023
Capitalized implementation costs	$3,819	$2,311
Less: accumulated amortization	(1,663)	(846)
Cloud computing arrangements, net	$2,156	$1,465

These cloud computing arrangements were primarily related to the implementation of the Company's customer relationship management system and a cloud-based data management platform, among other software implementations. During the years ended December 31, 2024 and 2023, the Company recorded amortization expense related to these implementation costs of $0.8 million and $0.6 million, respectively. During the year ended December 31, 2023, the Company wrote off $0.5 million of capitalized costs that were determined to not be usable.

Impairment Tests for Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including property and equipment and right of use (“ROU”) assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss would be recognized. No impairment losses have been recognized during the years ended December 31, 2024 and 2023, as no events or changes in circumstance have been identified that would indicate the carrying value of long-lived assets is not recoverable.

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

The lease liability is determined as the present value of future lease payments over the lease term. As the rate implicit in the Company’s leases is not readily determinable, the Company uses an incremental borrowing rate that is estimated to approximate the interest rate the Company would have to pay to borrow on a collateralized basis with similar terms and payments in an economic environment similar to where the leased asset is located. The ROU asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received. Tenant incentives are amortized through the ROU asset as a reduction of lease expense over the lease term. Lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the option will be exercised.

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

Revenue Recognition

Overview

Net sales primarily consist of revenue from diamond, gemstone and jewelry retail sales and payment is required in full prior to order fulfillment. Delivery is determined to be the time of pickup for orders picked up in showrooms, and for shipped orders, typically within one to two business days after shipment. Credit is not extended to customers except through third-party credit cards or financing offerings. A return policy of 30 days from when the item is picked up or ready for shipment is typically provided; one complimentary resizing for standard ring styles is offered within 60 days of when an order is available for shipment or pickup; a lifetime manufacturing warranty is provided on all jewelry, with the exception of estate and vintage jewelry and center diamonds/gemstones; and a lifetime diamond upgrade program is included on all independently graded natural diamonds. The complimentary resizing, lifetime manufacturing warranty claims and lifetime diamond upgrades have not historically been material. An extended protection plan is offered through a third party that has different terms ranging from 2 years to lifetime that vary based on the item purchased.

The following table discloses total net sales by geography for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
United States	$406,208	$425,063
International	15,953	21,319
Total net sales	$422,161	$446,382

Revenue from customers is recognized as control of the promised goods is transferred to customers, which occurs upon delivery if the order is shipped, or at the time the customer picks up the completed product at a showroom. Customer payment is completed prior to order fulfillment; therefore, a significant financing component does not exist.

Revenue arrangements generally have one performance obligation and are reported net of estimated sales returns and allowances, which are determined based on historical product return rates and current economic conditions. The Company offers certain sales promotions such as a free gift that is delivered to or picked up by the customer if the purchase price of a product is over a certain dollar threshold. For these sales promotions, the free gift is delivered or picked up by the customer with the associated purchased product. Control of the product purchase and the free gift transfers at the same time and, therefore no deferral of revenue is required. The Company also offers an extended protection plan in the capacity of an agent on behalf of a third party that has different terms ranging from two years to lifetime that vary based on the item purchased. The commission that the Company receives from the third party is recognized at the time of sale less an estimate of cancellations based on historical experience. There are no additional performance obligations in relation to the third-party plan.

Sales taxes are collected and remitted to taxing authorities, and the Company has elected to exclude sales taxes from recognized revenues.

Contract Balances

Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred. As of December 31, 2024, 2023, and 2022, total deferred revenue that includes our contract balances was $18.9 million, $19.6 million, and $18.6 million, respectively. During the years ended December 31, 2024 and 2023, the Company recognized $19.1 million and $18.1 million, respectively, of revenue that was deferred as of the last day of the respective prior year.

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

As of December 31, 2024 and 2023, refund liabilities balances were $2.9 million and $2.4 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the consolidated balance sheets. See Note 6, Accrued Expenses and Other Current Liabilities, for further discussion.

As of December 31, 2024 and 2023, returns asset balances were $1.1 million and $1.0 million, respectively, and are included within prepaid expenses and other current assets in the consolidated balance sheets.

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

Cost of Sales

The Company purchases diamonds and gemstones from suppliers and utilizes third-party manufacturing suppliers for the production and assembly of substantially all jewelry sold by the Company. Cost of sales primarily includes merchandise costs, inbound freight charges, costs of shipping orders to customers, repair costs and related labor expenses, costs and reserves for disposal of obsolete, slow-moving or defective items and shrinkage.

Operating Expenses

Marketing and advertising expenses are generally expensed as incurred, except for certain production costs that are expensed the first time the advertising takes place. The Company may also enter into marketing service agreements with third parties where the Company prepays for certain services and recognizes the expense over the service agreement period.

General and administrative expenses consist of employee-related costs such as payroll and related benefit costs for the Company’s employees, including equity-based compensation expense. General and administrative expenses also consist of information technology and other software related costs, certain facility-related costs, depreciation and amortization expense, merchant processing fees, customer service, as well as professional fees and other general corporate expenses.

Foreign Currency Transactions

Gains or losses resulting from foreign currency transactions are included within other income, net in the consolidated statements of operations. For the years ended December 31, 2024 and 2023, losses from foreign currency transactions were $0.2 million and $0.3 million, respectively.

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

The fair value of restricted stock units (“RSUs”) is based on the fair value of the Class A common stock at the time of grant. No other equity-based compensation awards were granted during the years ended December 31, 2024 and 2023.

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

Uncertainty in income taxes is accounted for using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company would recognize penalties and interest related to uncertain tax positions within the income tax line item within the consolidated statements of operations. As of December 31, 2024 and 2023, no uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to enhance disclosures about significant segment expenses and other segment items and requires companies to provide all annual disclosures about segments in interim periods. All disclosure requirements were also required for public entities with a single reportable segment. The Company adopted the new standard effective December 31, 2024 and it did not have an impact on our consolidated financial statements but resulted in additional disclosures. See Note 12, Segment Information, for further discussion.

Accounting Pronouncements Issued but Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU will have no impact on the Company's consolidated financial statements except for additional disclosures and we are currently evaluating the impact on the income tax related disclosures.

In November 2024, the FASB issued ASU 2024-03, to improve financial reporting under ASC 220, Income Statement-Reporting Comprehensive Income. The guidance requires entities to disclose additional information about specific expense categories related to cost of sales and operating expenses in the notes to financial statements at interim and annual reporting periods. This ASU will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are still evaluating the impacts this ASU will have on our financial statements and related disclosures.

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

Basic and diluted earnings per share of Class A common stock for the years ended December 31, 2024 and 2023, have been computed as follows (in thousands, except share and per share amounts):

	December 31,
	2024	2023
Numerator:
Net income attributable to Brilliant Earth Group, Inc., BASIC	$541	$584
Add: Net income impact from assumed redemption of all LLC Units to common stock	3,453	4,150
Less: Income tax expense on net income attributable to NCI	(878)	(1,081)
Net income attributable to Brilliant Earth Group, Inc., after adjustment for assumed conversion, DILUTED	$3,116	$3,653

Denominator:
Weighted average shares of common stock outstanding, BASIC	13,304,227	11,928,308
Dilutive effects of:
Vested LLC Units that are exchangeable for common stock	84,884,486	84,699,687
Unvested LLC Units that are exchangeable for common stock	43,953	325,103
RSUs	120,258	102,118
Weighted average shares of common stock outstanding, DILUTED	98,352,924	97,055,216

BASIC earnings per share	$0.04	$0.05
DILUTED earnings per share	$0.03	$0.04

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

For the years ended December 31, 2024 and 2023, the dilutive impact of vested LLC Units convertible into common stock were included in the computation of diluted earnings per share under the if-converted method; the dilutive impact of unvested LLC Units and RSUs were included using the treasury stock method.

The following table presents the shares underlying RSUs, stock options, and unvested LLC units for the years ended December 31, 2024 and 2023, that have been excluded from the computation of earnings per share because such impact would be anti-dilutive:

	December 31,
	2024	2023
RSUs	3,701,131	3,032,037
Stock options	709,147	795,763
Unvested LLC units	13,145	—

NOTE 4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	December 31,
	2024	2023
Loose diamonds	$6,097	$8,168
Fine jewelry and other	32,732	29,975
Allowance for inventory obsolescence	(537)	(355)
Total inventories, net	$38,292	$37,788

The allowance for inventory obsolescence consists of the following (in thousands):

	December 31,
	2024	2023
Balance at beginning of period	$(355)	$(307)
Change in allowance for inventory obsolescence	(182)	(48)
Balance at end of period	$(537)	$(355)

As of December 31, 2024 and 2023, the Company had $15.6 million and $24.8 million, respectively, of consigned inventory held on behalf of suppliers which is not recorded in the consolidated balance sheets.

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2024	2023
Equipment	$4,188	$3,428
Furniture and fixtures	3,040	2,585
Leasehold improvements	25,682	21,999
Construction in progress	719	992
Other	1,018	1,059
Gross property and equipment	34,647	30,063
Less: accumulated depreciation	(13,021)	(8,016)
Total property and equipment, net	$21,626	$22,047

Total depreciation expense was approximately $5.3 million and $4.2 million for the years ended December 31, 2024 and 2023, respectively. The amount of depreciation expense included in cost of sales in the consolidated statements of operations was $0.5 million with the remaining amount of depreciation expense included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2024. There was no depreciation expense included in cost of sales in the consolidated statements of operations for the year ended December 31, 2023.

NOTE 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Vendor expenses	$12,609	$12,400
Payroll expenses	6,191	6,027
Sales and other tax payable	4,276	4,040
Provision for sales returns and allowances	2,869	2,449
Current portion of TRA	—	186
Other	5,769	6,036
Total accrued expenses and other current liabilities	$31,714	$31,138

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue. Activity for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	December 31,
	2024	2023
Balance at beginning of period	$2,449	$2,332
Provision	26,218	23,713
Returns and allowances	(25,798)	(23,596)
Balance at end of period	$2,869	$2,449

NOTE 7. LEASES

Total operating lease ROU assets and lease liabilities were as follows (in thousands):

		December 31,
Assets	Classification	2024	2023
Operating ROU assets at cost	Operating lease right of use assets	$48,394	$42,169
Accumulated amortization	Operating lease right of use assets	(13,172)	(7,921)
Net book value		$35,222	$34,248

Liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$6,108	$4,993
Noncurrent:
Operating leases	Operating lease liabilities	35,856	35,572
Total lease liabilities		$41,964	$40,565

In May 2024, the Company entered into a sublet of a portion of leased office space to a third party for the remaining lease term. Sublease income is recognized on a straight-line basis over the sublease agreement.

Total operating lease costs were as follows (in thousands):

		December 31,
	Classification	2024	2023
Operating lease costs	General and administrative expense	$7,768	$6,912
Operating lease costs	Cost of sales	273	—
Variable lease costs	General and administrative expense	1,717	1,345
Variable lease costs	Cost of sales	143	—
Sublease income	General and administrative expense	(141)	—
Total lease costs		$9,760	$8,257

The maturity analysis of the operating lease liabilities as of December 31, 2024 was as follows (in thousands):

Amount
Years ending December 31,
2025	$8,395
2026	9,110
2027	7,770
2028	6,587
2029	5,710
Thereafter	13,307
Total minimum lease payments(1)	50,879
Less: imputed interest	(8,915)
Net present value of operating lease liabilities	41,964
Less: current portion	(6,108)
Long-term portion	$35,856

(1) Future minimum lease payments exclude $1.8 million of future payments required under a signed lease agreement that has not yet commenced. This operating lease will commence after December 31, 2024 with a lease term of five years.

As of December 31, 2024, future minimum tenant operating receipts remaining under the third-party sublease were $0.5 million with a remaining sublease term of 1.9 years.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate on long-term leases as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Weighted-average remaining lease term - operating leases	6.3 years	7.0 years
Weighted-average discount rate - operating leases	5.9%	5.5%

Supplemental cash flow information related to operating leases is as follows:
Operating cash flows from operating leases	$8,208	$6,443

NOTE 8. DEBT

The following table summarizes the net carrying amount of the Company's outstanding debt as of December 31, 2024 and 2023, net of debt issuance costs (in thousands):

	December 31, 2024			December 31, 2023
	Outstanding principal	Debt issuance costs	Net carrying amount	Outstanding principal	Debt issuance costs	Net carrying amount
Current portion	$5,688	$—	$5,688	$4,063	$—	$4,063
Long-term	50,375	(365)	50,010	56,063	(490)	55,573
Total debt	$56,063	$(365)	$55,698	$60,126	$(490)	$59,636

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

The SVB Credit Facilities were used to refinance existing indebtedness, pay related fees and expenses, and will be used from and after the Closing Date for working capital and general corporate purposes. The SVB Credit Facilities mature on May 24, 2027 (the “Maturity Date”). As of December 31, 2024, there are no amounts outstanding under the SVB Revolving Facility and the amount available for future borrowings was $39.9 million, after accounting for outstanding letters of credit.

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

On February 21, 2024, we entered into the First Amendment to the SVB Credit Agreement (the “First Amendment”), pursuant to which the lenders agreed to suspend the requirement to comply with the Consolidated Fixed Charge Coverage Ratio covenant on the last day of the fiscal quarters ended December 31, 2023, March 31, 2024, and June 30, 2024. The First Amendment also required us to maintain Balance Sheet Cash (defined as unrestricted cash and cash equivalents held in accounts with the lenders and their affiliates ) in an amount greater than the sum of the aggregate principal amount outstanding under the SVB Revolving Facility (including issued letters of credit) and the aggregate principal amount of the SVB Term Loan outstanding at such time, which requirement applied at all times commencing on February 21, 2024 until the last day of the fiscal quarter ended June 30, 2024. After such time, the minimum Balance Sheet Cash covenant no longer applied.

As of December 31, 2024 the Company was in compliance with all applicable covenants under the SVB Agreement.

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

At December 31, 2024, deferred issuance costs included in other assets totaled $0.3 million, net of accumulated amortization of $0.3 million. At December 31, 2024, deferred issuance costs included in long-term debt totaled $0.4 million, net of accumulated amortization of $0.5 million. These costs are being amortized to interest expense over the term of the loan.

The Company's debt effective interest rate was 8.56% and 8.25%, for the years ended December 31, 2024 and 2023, respectively. Interest expense was $4.7 million and $4.9 million; and amortization of deferred issuance costs was $0.3 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the aggregate future principal payments under the SVB Term Loan were as follows (in thousands):

Principal
Years ending December 31,
2025	$5,688
2026	6,500
2027	43,875
Total aggregate future principal payments	$56,063

NOTE 9. STOCKHOLDERS’ EQUITY AND MEMBERS UNITS

Summary Capitalization

The following summarizes the capitalization and voting rights of the Company’s classes of equity as of December 31, 2024 and 2023:

		December 31,
		2024	2023
	Authorized	Outstanding		Votes per share	Economic Rights
Preferred stock	10,000,000	None	None

Common stock:
Class A	1,200,000,000	13,843,944	12,522,146	1	Yes
Class B	150,000,000	35,820,912	35,688,349	1	No
Class C	150,000,000	49,119,976	49,119,976	10	No
Class D	150,000,000	None	None	10	Yes

Common stock reserved for issuances:
Conversion of LLC Units		84,940,888	84,808,325
Unvested LLC Units		24,903	177,884
Unvested RSUs		3,847,636	3,942,052
Stock options		665,905	758,458

Common LLC Units		84,940,888	84,808,325	No	Yes

Our Board of Directors (the “Board”) is authorized to direct the Company to issue shares of preferred stock in one or more series and the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through December 31, 2024, no series of preferred stock have been issued.

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

The different classes of common stock as of December 31, 2024, are held as follows:

•13,843,944 shares of Class A common stock that includes conversion of LLC Units and vesting of RSUs;

•35,820,912 shares of Class B common stock are held by the Continuing Equity Owners excluding the Founders; and

•49,119,976 shares of Class C common stock are held by the Founders.

Class C and D common stock may only be held by the Founders and their respective permitted transferees. No shares of Class D common stock are outstanding but may be issued in connection with an exchange by the Founders of their LLC Interests (along with an equal number of shares of Class C common stock and such shares shall be immediately cancelled).

Brilliant Earth, LLC

As of December 31, 2024, Brilliant Earth Group, Inc. holds a 14.0% economic interest in Brilliant Earth, LLC through its ownership of 13,843,944 LLC Units, but consolidates Brilliant Earth, LLC as sole managing member. The remaining 84,940,888 LLC units representing an 86.0% interest are held by the Continuing Equity Owners and presented in the consolidated financial statements as a non-controlling interest.

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

Distributions to Members Related to Their Income Tax Liabilities

As a limited liability company treated as a partnership for income tax purposes, Brilliant Earth, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the LLC Agreement, Brilliant Earth, LLC is required to distribute cash, to the extent that Brilliant Earth, LLC has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Brilliant Earth, LLC taxable earnings. Brilliant Earth, LLC makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. Such distributions totaled approximately $1.6 million and $9.9 million for the years ended December 31, 2024 and 2023, respectively.

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

Repurchases of equity are accounted for as treasury stock and reported at the purchase price as a reduction of equity within the consolidated balance sheet.

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

As of December 31, 2024 we have reserved 12,593,079 shares of common stock for issuance pursuant to a variety of equity-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, and other equity-based awards under the 2021 Incentive Award Plan. In addition, 1,847,197 shares of Class A common stock are reserved for issuance under our Employee Stock Purchase Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Award Plan is increased by an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board; provided, however, that no more than 81,929,342 shares of stock may be issued upon the exercise of incentive stock options. As of December 31, 2024, 5,072,048 shares of common stock are available for future grants under the 2021 Incentive Award Plan. Vesting is subject to certain change in control provisions as provided in the award agreements.

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

The following table summarizes the activity related to the Company’s RSUs for the year ended December 31, 2024:

	Number of Restricted Stock Units	Weighted average grant date fair value per unit
Balance as of December 31, 2022, unvested	3,158,686	$9.01
Granted	2,640,038	$4.28
Vested	(1,064,101)	$9.07
Forfeited	(792,571)	$7.65
Balance as of December 31, 2023, unvested	3,942,052	$6.10
Granted	2,075,931	$2.77
Vested	(1,587,519)	$6.28
Forfeited	(582,828)	$5.71
Balance as of December 31, 2024, unvested	3,847,636	$4.29

The total fair value of RSUs vested for the years ended December 31, 2024 and 2023, was $10.0 million and $9.7 million, respectively.

Total compensation expense for RSUs was approximately $9.2 million and $8.9 million for the years ended December 31, 2024 and 2023, respectively, and is included in general and administrative expenses in the consolidated statements of operations. The Company recognized $0.1 million of tax benefit associated with the equity-based compensation expense for RSUs for the years ended December 31, 2024, and $0.1 million of tax benefit for the year ended December 31, 2023, respectively.

As of December 31, 2024, total compensation expense related to unvested RSUs not yet recognized was $14.2 million and the weighted-average period over which the compensation is expected to be recognized was 2.1 years.

Stock Options

Stock option awards have a time-based vesting requirement that is based on continuous employment. Upon vesting, the stock options are exercisable into Class A common stock. Vesting is generally over four years from the date of grant and options may be exercised up to 10 years from the date of issuance.

The following table summarizes the activity related to the outstanding and exercisable stock options:

	Number of options	Weighted average exercise price	Weighted average grant date fair value per option	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2023	758,458	$12.00	$4.27	7.7
Forfeited	(92,553)	$12.00	$4.28
Outstanding as of December 31, 2024	665,905	$12.00	$4.27	6.7

Exercisable as of December 31, 2024	627,870	$12.00	$4.27	6.7
Unvested as of December 31, 2024	38,035	$12.00	$4.29	6.7
Vested and expected to vest as of December 31, 2024	665,905	$12.00	$4.27	6.7

As of December 31, 2024, the vested stock options did not have an aggregated intrinsic value as the exercise price exceeded the estimated fair market value of the stock options.

Total compensation expense for stock options was approximately $0.6 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively, and is included in general and administrative expenses in the consolidated statements of operations. No tax benefit was associated with the equity-based compensation expense for stock options.

As of December 31, 2024, total compensation expense related to unvested option awards not yet recognized was $0.2 million and the weighted-average period over which the compensation is expected to be recognized was less than 1.0 year.

LLC Units

The fair value of restricted LLC Units was based on the fair value of an unrestricted LLC Unit at the date of grant. The following table summarizes the activity related to the unvested LLC Units:

	Number of LLC Units	Weighted average grant date fair value per unit
Balance, December 31, 2023, unvested	177,884	$0.93
Forfeited	(4,158)	$0.21
Vested	(148,823)	$0.85
Balance, December 31, 2024, unvested	24,903	$1.50
The total fair value of LLC Units vested for the years ended December 31, 2024 and 2023, was $0.1 million and $0.2 million, respectively.

Total compensation expense for LLC Units was approximately $0.1 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively, and is included in general and administrative expenses in the consolidated statements of operations.

As of December 31, 2024, total expense related to unvested LLC Units not yet recognized was less than $0.1 million and the weighted-average period over which the compensation is expected to be recognized was less than 1.0 year.

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

Income Tax (Expense) Benefit and Deferred Tax Asset

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

Provision for Income Taxes

Brilliant Earth Group, Inc.'s income tax expense was $0.2 million and income tax benefit was $0.4 million for the years ended December 31, 2024 and 2023, respectively. Brilliant Earth Group, Inc. had no business transactions or activities, and accordingly, no amounts related to income taxes were incurred by the Company.

Total Company earnings earned in the United States and used to compute income taxes as follows (in thousands):

	December 31,
	2024	2023
Pre-tax earnings of the Company	$4,154	$4,303
Earnings allocable to NCI (not allocable to the Company)	(3,453)	(4,150)
Pre-tax earnings of Brilliant Earth Group, Inc.	701	153
Income tax (expense) benefit of Brilliant Earth Group, Inc.	(160)	431
After tax earnings of Brilliant Earth Group, Inc.	$541	$584

The components of the benefit from income taxes are as follows (in thousands):

	December 31,
	2024	2023
Current tax expense
Federal	$—	$—
State	32	57
Total current income tax expense	32	57

Deferred tax expense (benefit)
Federal	(83)	(389)
State	211	(99)
Total deferred income tax benefit	128	(488)

Total income tax expense (benefit)	$160	$(431)

A reconciliation of the expected federal statutory rate of 21.0% to the effective rate is as follows (in thousands):

		December 31,
	2024		2023
	Tax effect	Rate	Tax effect	Rate
Brilliant Earth Group, Inc. expected tax expense at statutory rate	$147	21.0%	$32	21.0%
Less: equity interest in earnings of subsidiary not taxable (permanent difference)	(458)	(65.3)%	(309)	(202.1)%
Brilliant Earth Group, Inc. level pre-tax loss as adjusted for tax	(311)	(44.3)%	(277)	(181.1)%
Income from investee per K-1 (inside basis difference)	542	77.3%	338	221.0%
Loss from step up in outside basis	$(477)	(68.1)%	$(492)	(322.0)%
Outside basis movement	406	57.9%	—	—%
Income tax expense (benefit) at effective rate	$160	22.8%	$(431)	(282.1)%

The components of deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Outside basis difference in investment	$8,386	$8,773
Net operating loss carryforwards	1,250	972
Net deferred tax asset	$9,636	$9,745

The Company recognizes deferred tax assets to the extent it believes, based on available evidence, that it is more likely than not that they will be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. For the years ended December 31, 2024 and 2023, the Company evaluated the likelihood it would realize its deferred tax assets and determined the probability to be more likely than not, and accordingly, no valuation allowance was recognized.

As of December 31, 2024, the Company has total federal net operating loss carryforwards (“NOLs”) of $4.9 million that have no expiration date. The Company also has total state NOLs of $4.9 million that begin to expire in 2036. Management believes on a more likely than not basis that the Company will be able to realize the tax benefit of its NOLs carryforwards.

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

As of December 31, 2024, the Company had not incurred or recorded any penalties or interest related to income taxes in the consolidated statements of operations. Additionally, the Company did not record any uncertain tax positions on the consolidated balance sheets as management concluded that no such positions existed as of December 31, 2024.

The Company is subject to examination for the years ended December 31, 2024, 2023, 2022, and the period from September 22, 2021 to December 31, 2021. The Company is not currently subject to income tax audits in any U.S. or state jurisdictions for any tax year.

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

As of December 31, 2024, related to the TRA, the Company has recorded (i) a deferred tax asset in the amount of $8.4 million, (ii) a corresponding estimated liability with a balance of $7.8 million representing 85% of the projected tax benefits to the TRA Owners; and (iii) $0.8 million of additional paid-in capital.

NOTE 12. SEGMENT INFORMATION

The Company operates in one operating and reporting segment which is the retail sale of diamonds, gemstones and jewelry. See Note 2, Summary of Significant Accounting Policies, for disclosure of total net sales by geography. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer (“CEO”), has chosen to review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The CODM utilizes net income to assess financial performance and allocate resources.

The CODM does not review assets at a different asset level or category other than as presented on the consolidated balance sheets.

The CODM is provided with and uses the consolidated expenses as noted on the face of the income statement.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

On December 5, 2022, plaintiff Veronica Cusimano, a former employee of the Company, filed a representative action against the Company pursuant to the Private Attorneys General Act of 2004 in California Superior Court, Los Angeles County. The complaint alleges, on behalf of the plaintiff and similarly situated employees and former employees in California, various claims under the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. The plaintiff seeks civil penalties, attorneys' fees and costs in unspecified amounts, and other unspecified damages. On February 10, 2023, the Company filed a petition to compel arbitration on the basis of an agreement between the plaintiff and the Company to arbitrate any claims between them. On April 28, 2023, the petition was denied. On May 9, 2023, the Company appealed the Superior Court's denial of its petition to compel arbitration to the California Court of Appeal, Second Appellate District. On February 24, 2025, the Court of Appeal affirmed the Superior Court’s ruling. The Company intends to vigorously defend the alleged individual and representative claims, and, at this time, any liability related to the alleged claims is not currently probable or reasonably estimable.

Non-Income Related Taxes

The Company collects and remits sales and use taxes in a variety of jurisdictions across the U.S. The amounts payable to relevant sales and use tax authorities are accrued in the period incurred and presented on the balance sheet as a component of accrued expenses and other current liabilities.

Purchase Obligations

From time to time in the normal course of business, the Company will enter into agreements with suppliers or service providers. As of December 31, 2024, unconditional future minimum payments under agreements to purchase services primarily related to information technology and software, as well as marketing and advertising spending. The aggregate value of purchases from these suppliers or service providers totaled $4.2 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively.

The amounts in the table below represent the Company's unconditional future minimum commitments with a remaining term in excess of 12 months as of December 31, 2024:

Years ending December 31,
2025	$4,007
2026	3,645
2027	525
Total	$8,177

Capital Commitments

The Company may enter into commitments to expand various locations, which generally include design, store construction and improvements. As of December 31, 2024, these commitments totaled $0.8 million, related to new showroom construction and improvements to existing locations.

401(K) Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code, which provides for voluntary contributions from the Company and its employees and certain other service providers. Contributions from the Company were $1.7 million and $1.4 million, for the years ended December 31, 2024 and 2023, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weakness previously identified by management and described below.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting, due to the material weakness described below, was not effective as of December 31, 2024.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, our management identified a material weakness in internal control related to ineffective information technology general controls (“ITGCs”) in the areas of change management, user access and segregation of duties related to certain information technology (“IT”) systems that support the Company's financial reporting processes, resulting in ineffective automated and IT-dependent controls including journal entries. We believe that these control deficiencies were due to gaps in the sufficiency of IT resources and risk-assessment processes to identify and assess access in certain IT environments that could impact internal controls over financial reporting.

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

Remediation

In response to this material weakness in internal control over financial reporting related to ineffective ITGCs for key IT systems, the Company has taken and is continuing to take actions to remediate change management and access related control failures. Items that have been completed and are in process of being completed as part of our remediation plan include: (i) hired a director of ITGC position to expand the management and governance over ITGCs, (ii) developed and implemented additional company wide training addressing internal controls, and strengthening change management procedures, (iii) enhancing processes around reviewing privileged access to key financial systems and ensuring appropriate segregation of duties, (iv) strengthening change management procedures, (v) enhancing the existing access management procedures and ownership; and (vi) establishing and monitoring metrics within information technology to track adherence to access and change management controls. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives.

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

Changes in Internal Control over Financial Reporting

Other than the actions to remediate the material weakness in our internal control over financial reporting as described above, which were ongoing as of the date of issuance of this Form 10-K, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

a.Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.

b.Insider Trading Arrangements and Policies

During the three months ended December 31, 2024, the following directors and “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

On December 3, 2024, Jennifer Harris, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading arrangement (the “Harris Sales Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and which provides for the sale of up to an aggregate of 22,581 shares of Class A common stock (a portion of the shares of Class A common stock to be received by Ms. Harris upon the vesting of restricted stock units, as set forth in the Harris Sales Plan). The Harris Sales Plan will remain in effect until the earliest of (1) the close of business on the second business day after the initial trade date (on or within two business days after June 16, 2025), (2) the date on which an aggregate of 22,581 shares of Class A common stock have been sold under the Harris Sales Plan, or (3) such time as the Harris Sales Plan is otherwise terminated or expires according to its terms.

On December 11, 2024, Just Rocks, Inc., a Delaware corporation which is jointly owned and controlled by Beth Gerstein, the Company’s Chief Executive Officer and a member of the Board of Directors, and Eric Grossberg, the Company’s Executive Chairman, adopted a Rule 10b5-1 trading arrangement (the “Just Rocks Sales Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and which provides for the sale of up to 700,000 shares of Class A common stock. The Just Rocks Sales Plan will remain in effect until the earliest of (1) November 14, 2025, (2) the date on which an aggregate of 700,000 shares of Class A common stock have been sold under the Just Rocks Sales Plan, or (3) such time as the Just Rocks Sales Plan is otherwise terminated or expires according to its terms.

On December 11, 2024, Mainsail Partners III, L.P., Mainsail Co-Investors III, L.P. and Mainsail Incentive Program, LLC (together, the “Mainsail Entities”) adopted a Rule 10b5-1 trading arrangement (the “Mainsail Sales Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. Gavin Turner, a member of the Company’s Board of Directors, is the Managing Partner of Mainsail Management Company, LLC (“Mainsail Partners”) and may be deemed to have a pecuniary interest in the Class A common stock owned by the Mainsail Entities. The Mainsail Sales Plan provides for the sale of up to an aggregate of 1,000,000 shares of Class A common stock. The Mainsail Sales Plan will remain in effect until the earliest of (1) August 28, 2025, (2) the date on which an aggregate of 1,000,000 shares of Class A common stock have been sold under the Mainsail Sales Plan, or (3) such time as the Mainsail Sales Plan is otherwise terminated or expires according to its terms.

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

The remaining information required by this item will be included under the captions “Election of Directors,” “Executive Officers,” and Corporate Governance” in our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (the “2025 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included under the captions “Board Compensation,” “Executive Compensation” and “Other Matters—Compensation Committee Interlocks and Insider Participation” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Security Authorized For Issuance Under Equity Compensation Plans” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm Fees and Other Matters” in the 2025 Proxy Statement and is incorporated herein by reference.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Brilliant Earth Group, Inc.	8-K	001-40836	3.1	9/27/2021
3.2	Amended and Restated Bylaws of Brilliant Earth Group, Inc.	8-K	001-40836	3.2	9/27/2021
4.1	Specimen Stock Certificate evidencing shares of Class A Common Stock	S-1/A	333-259164	4.1	9/14/2021
4.2	Description of Capital Stock	10-K	001-40836	4.2	3/22/2022
10.1	Amended and Restated Limited Liability Company Agreement of Brilliant Earth, LLC, dated as of September 22, 2021.	8-K	001-40836	10.1	9/27/2021
10.2	Tax Receivable Agreement, dated as of September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and its Members.	8-K	001-40836	10.2	9/27/2021
10.3	Registration Rights Agreement, dated September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and its Original Equity Owners.	8-K	001-40836	10.3	9/27/2021
10.4	Stockholders Agreement, dated September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and the Original Members.	8-K	001-40836	10.4	9/27/2021
10.5#	Employment Agreement dated as of May 10, 2023 by and between Beth Gerstein and Brilliant Earth Group, Inc.	10-Q	001-40836	10.1	5/12/2023
10.6#	Employment Agreement dated as of May 10, 2023 by and between Eric Grossberg and Brilliant Earth Group, Inc.	10-Q	001-40836	10.2	5/12/2023
10.7#	Employment Agreement dated as of May 10, 2023 by and between Jeffrey Kuo and Brilliant Earth Group, Inc.	10-Q	001-40836	10.3	5/12/2023
10.8#	Employment Agreement dated as of August 25, 2024 by and between Sharon Dziesietnik and Brilliant Earth Group, Inc.	10-Q	001-40836	10.1	11/08/2024
10.9#	Brilliant Earth Group, Inc. 2021 Incentive Award Plan.	S-8	333-259736	99.1	9/23/2021
10.10#	Brilliant Earth Group, Inc. 2021 Employee Stock Purchase Plan.	S-8	333-259736	99.2	9/23/2021

10.11#	Form of Brilliant Earth, LLC Unit Restriction Agreement (Class M Units).	S-1/A	333-259164	10.9	9/14/2021
10.12#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	333-259164	10.11	9/14/2021
10.13#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	333-259164	10.12	9/14/2021
10.14#	Non-Employee Director Compensation Program.	S-1/A	333-259164	10.14	9/14/2021
10.15	Form of Indemnification Agreement.	S-1/A	333-259164	10.15	9/14/2021
10.16†+	Senior Secured Credit Facilities Credit Agreement dated as of May 24, 2022, as amended by the First Amendment to Credit Agreement, dated February 21, 2024, among Brilliant Earth, LLC as the Borrower, the several lenders from time to time party thereto, Silicon Valley Bank as Administrative Agent, Joint Lead Arranger, Bookrunner, Issuing Lender and Swingline Lender and JPMorgan Chase Bank, N.A., as Joint Lead Arranger.	10-K	001-40836	10.15	3/28/2024
10.17	Amendment No. 1 dated as of March 12, 2025 to the Tax Receivable Agreement, dated as of September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and its Members					*
19.1	Brilliant Earth Group, Inc. Insider Trading Compliance Policy					*
21.1	Subsidiaries of Brilliant Earth Group, Inc.	10-K	001-40836	21.1	3/22/2022
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1#	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-40836	97.1	3/28/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management or compensatory plan.

†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). Brilliant Earth agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
+	Certain portions of this exhibit (indicated by “[****]”) have been redacted pursuant to Regulation S-K Item 601(b)(10)(iv) because such information is (i) not material and (ii) is the type that the registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2025

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

Name	Position	Date

/s/ Beth Gerstein	Chief Executive Officer and Director	March 13, 2025
Beth Gerstein	(Principal Executive Officer)

/s/ Jeffrey Kuo	Chief Financial Officer	March 13, 2025
Jeffrey Kuo	(Principal Financial and Accounting Officer)

/s/ Eric Grossberg	Executive Chairman	March 13, 2025
Eric Grossberg

/s/ Ian M. Bickley	Director	March 13, 2025
Ian M. Bickley

/s/ Jennifer N. Harris	Director	March 13, 2025
Jennifer N. Harris

/s/ Attica A. Jaques	Director	March 13, 2025
Attica A. Jaques

/s/ Beth J. Kaplan	Director	March 13, 2025
Beth J. Kaplan

/s/ Gavin M. Turner	Director	March 13, 2025
Gavin M. Turner