Form 10-Q
period 2025-03-31
Brilliant Earth Group, Inc.
filed 2025-05-13
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2025, there were 14,352,321 shares of the registrant's Class A common stock, $0.0001 par value per share, outstanding, 35,841,905 shares of the registrant's Class B common stock, $0.0001 par value per share, outstanding, 49,119,976 shares of the registrant's Class C common stock, $0.0001 par value per share, outstanding and no shares of the registrant's Class D common stock, $0.0001 per share, outstanding.

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
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to risks related to: fluctuations in the pricing and supply of diamonds, other gemstones, and precious metals, particularly responsibly sourced natural and lab-grown diamonds and repurposed precious metals such as gold; increases in labor costs for manufacturing such as wage rate increases, as well as inflation, and energy prices; risks related to an overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary or inflationary conditions, governmental instability, the impact of any changes in trade policy, including the imposition of new or increased tariffs on goods imported into the United States and any resulting retaliatory trade actions by other governments, war and fears of war, and natural disasters; our ability to cost-effectively turn existing customers into repeat customers or to acquire new customers; our rapid growth in recent years and limited operating experience at our current scale of operations; our ability to manage growth effectively; increased lead times, and supply shortages and supply changes; our expansion plans in the United States; our ability to compete in the fine jewelry retail industry; our ability to maintain and enhance our brand and to engage or expand our base of customers may be impaired and our business, financial condition, and results of operations may suffer; our ability to effectively develop and expand our sales and marketing capabilities and increase our customer base and achieve broader market acceptance of our e-commerce and omnichannel approach to shopping for fine jewelry; our profitability and cash flows may be negatively affected if we are not successful in managing our inventory balances and inventory shrinkage; a decline in sales of Design Your Own rings; our heavy reliance on our information technology systems, as well as those of our third-party vendors and service providers, for our business to effectively operate and to safeguard confidential information and risks related to any significant failure, inadequacy or interruption of these systems, security breaches or loss of data; the impact of environmental, social, and governance matters on our business and reputation; our ability to manage risks related to our e-commerce and omnichannel business; our ability to effectively anticipate and respond to changes in consumer preferences and shopping patterns, and introduce new products and programs that appeal to new or existing customers; our dependence on distributions from Brilliant Earth, LLC, our principal asset, to pay our taxes and expenses, including payments under the Tax Receivable Agreement (as defined herein) to Continuing Equity Owners (as defined herein) in respect to certain tax benefits; risks related to our obligations to make substantial cash payments under the Tax Receivable Agreement and risks related to our organizational structure; and the other risks, uncertainties and factors described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2025. Other sections of this Quarterly Report on Form 10-Q, including Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations”, include additional factors that could adversely impact our business and financial performance.

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
•“SVB Credit Agreement” refers to the credit agreement entered into on May 24, 2022, by Brilliant Earth, LLC, as borrower, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders, which provides for a secured term loan credit facility of $65.0 million (the “SVB Term Loan”) and a secured revolving credit facility in an amount of up to $40.0 million (the “SVB Revolving Facility”, and together with the SVB Term Loan, the “SVB Credit Facilities”).
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

Part I - Financial Information
Item 1. Financial Statements
Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$147,338	$161,925
Restricted cash	217	216
Inventories, net	39,848	38,292
Prepaid expenses and other current assets	10,553	10,980
Total current assets	197,956	211,413
Property and equipment, net	21,293	21,626
Deferred tax assets	9,768	9,636
Operating lease right of use assets	37,127	35,222
Other assets	3,506	3,348
Total assets	$269,650	$281,245

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,378	$15,733
Accrued expenses and other current liabilities	23,940	31,714
Deferred revenue	23,099	18,926
Current portion of operating lease liabilities	6,742	6,108
Current portion of long-term debt	20,000	5,688
Total current liabilities	87,159	78,169

Long-term debt, net of debt issuance costs	34,522	50,010
Operating lease liabilities	37,260	35,856
Payable pursuant to the Tax Receivable Agreement	7,737	7,828
Total liabilities	166,678	171,863

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.0001 par value, 1,200,000,000 shares authorized; 14,789,781 shares issued and 14,405,340 shares outstanding at March 31, 2025; 14,125,925 shares issued and 13,843,944 shares outstanding at December 31, 2024	1	1
Class B common stock, $0.0001 par value, 150,000,000 shares authorized; 35,839,403 and 35,820,912 shares outstanding at March 31, 2025 and December 31, 2024, respectively	4	4
Class C common stock, $0.0001 par value, 150,000,000 shares authorized; 49,119,976 shares outstanding at March 31, 2025 and December 31, 2024, respectively	5	5
Class D common stock, $0.0001 par value, 150,000,000 shares authorized; none issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	11,397	11,169
Treasury stock, at cost; 384,441 and 281,981 shares at March 31, 2025 and December 31, 2024, respectively	(801)	(638)
Retained earnings	4,322	4,788
Stockholders' equity attributable to Brilliant Earth Group, Inc.	14,928	15,329
Non-controlling interests attributable to Brilliant Earth, LLC	88,044	94,053
Total stockholders' equity	102,972	109,382
Total liabilities and stockholders' equity	$269,650	$281,245
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Net sales	$93,884	$97,337
Cost of sales	38,842	39,031
Gross profit	55,042	58,306
Operating expenses:
Marketing and advertising	22,962	23,096
General and administrative	35,603	34,333
Total operating expenses	58,565	57,429
(Loss) income from operations	(3,523)	877
Interest expense	(1,115)	(1,214)
Other income, net	1,240	1,477
(Loss) income before tax	(3,398)	1,140
Income tax benefit (expense)	131	(73)
Net (loss) income	(3,267)	1,067
Net (loss) income allocable to non-controlling interest	(2,801)	928
Net (loss) income allocable to Brilliant Earth Group, Inc.	$(466)	$139

Earnings per share:
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01
Weighted average shares of common stock outstanding:
Basic	14,111,624	12,736,014
Diluted	14,111,624	97,850,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands except share amounts)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock						Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Stockholders' Equity
Balance, January 1, 2025	13,843,944	$1	35,820,912	$4	49,119,976	$5	$11,169	$(638)	$4,788	$15,329	84,940,888	$94,053	$109,382
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	—	(5,349)	(5,349)
Conversion of Class B to Class A common stock	2,700	—	(2,700)	—	—	—	—	—	—	—	(2,700)	—	—
RSU vesting during period	661,156	—	—	—	—	—		—	—	—	—	—	—
Repurchases of common stock	(102,460)	—	—	—	—	—	—	(163)	—	(163)	—	—	(163)
Class B shares issued upon vesting of LLC units	—	—	21,191	—	—	—		—	—	—	21,191	—	—
Equity-based compensation	—	—	—	—	—	—	2,342	—	—	2,342	—	27	2,369
Net loss	—	—	—	—	—	—	—	—	(466)	(466)	—	(2,801)	(3,267)
Rebalancing of controlling and noncontrolling interests	—	—	—	—	—	—	(2,114)	—	—	(2,114)	—	2,114	—
Balance, March 31, 2025	14,405,340	$1	35,839,403	$4	49,119,976	$5	$11,397	$(801)	$4,322	$14,928	84,959,379	$88,044	$102,972

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock						Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Stockholders' Equity
Balance, January 1, 2024	12,522,146	$1	35,688,349	$4	49,119,976	$5	$8,275	$—	$4,247	$12,532	84,808,325	$84,924	$97,456
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	—	(988)	(988)
Conversion of Class B to Class A common stock	16,260	—	(16,260)	—	—	—	—	—	—	—	(16,260)	—	—
RSU vesting during period	506,264	—	—	—	—	—	—	—	—	—	—	—	—
Repurchases of common stock	(32,371)	—	—	—	—	—	—	(100)	—	(100)	—	—	(100)
Class B shares issued upon vesting of LLC units	—	—	84,187	—	—	—	—	—	—	—	84,187	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	(164)	—	—	(164)	—	—	(164)
Equity-based compensation	—	—	—	—	—	—	2,541	—	—	2,541	—	46	2,587
Net income	—	—	—	—	—	—	—	—	139	139	—	928	1,067
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(1,674)	—	—	(1,674)	—	1,674	—
Balance, March 31, 2024	13,012,299	$1	35,756,276	$4	49,119,976	$5	$8,978	$(100)	$4,386	$13,274	84,876,252	$86,584	$99,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net (loss) income	$(3,267)	$1,067
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,488	1,203
Equity-based compensation	2,369	2,587
Non-cash operating lease cost	1,561	1,281
Amortization of debt issuance costs	70	69
Deferred tax (benefit) expense	(131)	73
Other	117	(65)
Changes in assets and liabilities:
Inventories	(1,673)	(1,051)
Prepaid expenses and other current assets	661	15
Other assets	(184)	(312)
Accounts payable, accrued expenses and other current liabilities	(10,649)	(12,544)
Deferred revenue	4,173	3,259
Operating lease liabilities	(1,662)	(1,372)
Net cash used in operating activities	(7,127)	(5,790)
Investing activities
Purchases of property and equipment	(727)	(562)
Net cash used in investing activities	(727)	(562)
Financing activities
Payments on SVB term loan	(1,220)	(813)
Repurchases of common stock	(163)	(100)
Payment of debt issuance costs	—	(100)
Tax distributions to members	(5,349)	(988)
Net cash used in financing activities	(6,732)	(2,001)
Net decrease in cash, cash equivalents and restricted cash	(14,586)	(8,353)
Cash, cash equivalents and restricted cash at beginning of period	162,141	156,020
Cash, cash equivalents and restricted cash at end of period	$147,555	$147,667

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$147,338	$147,454
Restricted cash	217	213
Total cash, cash equivalents, and restricted cash	$147,555	$147,667

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,700	$3,441
Change in deferred tax assets associated with redemption of LLC Units	(1)	(177)
TRA Obligation associated with redemption of LLC Units	2	(13)
Purchases of property and equipment included in accounts payable and accrued liabilities	428	273
Change in APIC related to redemption of LLC Units	—	(164)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Brilliant Earth Group, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Brilliant Earth Group, Inc. was formed as a Delaware corporation on June 2, 2021 for the purpose of facilitating an initial public offering (“IPO”) and executing other related organizational transactions to acquire and carry on the business of Brilliant Earth, LLC. Brilliant Earth, LLC was originally incorporated in Delaware on August 25, 2005, and subsequently converted to a limited liability company on November 29, 2012. Brilliant Earth Group, Inc., the sole managing member of Brilliant Earth, LLC, consolidates Brilliant Earth, LLC and both are collectively referred to herein as the “Company”.
The Company designs, procures and sells ethically sourced diamonds, gemstones and jewelry online and through showrooms operating within the United States (“U.S.”). Co-headquarters are located in San Francisco, California and Denver, Colorado.

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025, or for any other interim period or for any other future year.
The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements of the Company, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024, as disclosed in the 2024 Form 10-K.

Certain reclassifications have been made to prior period amounts to conform to the current presentation. These reclassifications had no impact on net (loss) income, cash flows or stockholders’ equity previously reported.

There have been no material changes or updates to the Company's significant accounting policies from those described in the audited consolidated financial statements included in the 2024 Form 10-K except for the updates noted below.

Principles of Consolidation and Non-Controlling Interest
The unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiary, Brilliant Earth, LLC. All intercompany balances and transactions have been eliminated in consolidation.

The non-controlling interest on the unaudited condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Brilliant Earth, LLC held by the Continuing Equity Owners. The non-controlling interest on the unaudited condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of March 31, 2025, the non-controlling interest was 85.5%. At the end of each reporting period, equity related to Brilliant Earth, LLC that is attributable to Brilliant Earth Group, Inc. and the Continuing Equity Owners is rebalanced to reflect Brilliant Earth Group, Inc.'s and the Continuing Equity Owners' ownership in Brilliant Earth, LLC.

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
At March 31, 2025 and December 31, 2024, there were no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

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

Cash and Cash Equivalents

As of March 31, 2025 and December 31, 2024, money market fund accounts included in cash equivalents was $72.4 million and $71.6 million, respectively, and classified as Level 1 financial instruments. During the three months ended March 31, 2025 and 2024, the Company recognized interest income of $1.2 million and $1.5 million, respectively.

Segment Information

The Company operates in one operating and reporting segment which is the retail sale of diamonds, gemstones and jewelry. See Note 3, Revenue, for disclosure of total net sales by geography. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer (“CEO”), has chosen to review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The CODM utilizes net (loss) income to assess financial performance and allocate resources.

The CODM does not review assets at a different asset level or category other than as presented on the unaudited condensed consolidated balance sheets.

The CODM is provided with and uses the consolidated expenses as noted on the face of the unaudited condensed consolidated statements of operations.

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

Basic and diluted earnings per share of Class A common stock have been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
Numerator:	2025	2024
Net (loss) income attributable to Brilliant Earth Group, Inc., BASIC	$(466)	$139
Add: Net (loss) income impact from assumed redemption of all LLC Units to common stock	(2,801)	928
Add (less): Income tax benefit (expense) on net (loss) income attributable to NCI	712	(237)
Net (loss) income attributable to Brilliant Earth Group, Inc., after adjustment for assumed conversion, DILUTED	$(2,555)	$830

Denominator:
Weighted average shares of common stock outstanding, BASIC	14,111,624	12,736,014
Dilutive effects of:
Vested LLC Units that are exchangeable for common stock	—	84,821,000
Unvested LLC Units that are exchangeable for common stock	—	102,040
RSUs	—	191,234
Weighted average shares of common stock outstanding, DILUTED	14,111,624	97,850,288

BASIC earnings per share	$(0.03)	$0.01
DILUTED earnings per share	$(0.03)	$0.01

Net (loss) income attributable to the non-controlling interest is added back to net (loss) income in the fully dilutive computation and has been adjusted for income taxes which would have been benefited (expensed) had the (loss) income been recognized by Brilliant Earth Group, Inc., a taxable entity. The weighted average common shares outstanding in the diluted computation per share assumes all outstanding LLC Units are converted and the Company will elect to issue shares of common stock upon redemption rather than cash-settle.

For the three months ended March 31, 2025 and 2024, the dilutive impact of LLC Units convertible into common stock were included in the computation of diluted earnings per share under the if-converted method, except when the effect would be anti-dilutive. The dilutive impact of unvested LLC Units and RSUs were included using the treasury stock method, except when the effect would be anti-dilutive.
The following table presents the securities for the three months ended March 31, 2025 and 2024, that have been excluded from the computations of earnings per share because such impact would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Vested LLC Units	84,947,596	—
RSUs	3,587,487	3,062,750
Stock options	665,905	750,420
Unvested LLC Units	17,587	18,290

3. REVENUE

Disaggregation of Revenue
The following table discloses total net sales by geography for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$90,631	$93,653
International	3,253	3,684
Total net sales	$93,884	$97,337

Contract Balances

Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred.
As of March 31, 2025, December 31, 2024, and December 31, 2023, total deferred revenue that includes our contract balances was $23.1 million, $18.9 million, and $19.6 million, respectively.

During the three months ended March 31, 2025 and 2024, the Company recognized $17.6 million and $16.2 million, respectively, of revenue that was deferred as of December 31, 2024 and December 31, 2023, respectively.

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

As of March 31, 2025 and December 31, 2024, refund liabilities balances were $1.4 million and $2.9 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, returns asset balances were $0.6 million and $1.1 million, respectively, and are included within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.

4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Loose diamonds	$6,491	$6,097
Fine jewelry and other	34,011	32,732
Allowance for inventory obsolescence	(654)	(537)
Total inventories, net	$39,848	$38,292

The allowance for inventory obsolescence consists of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$(537)	$(355)
Change in allowance for inventory obsolescence	(117)	66
Balance at end of period	$(654)	$(289)

As of March 31, 2025 and December 31, 2024, the Company had $16.2 million and $15.6 million, respectively, in consigned inventory held on behalf of suppliers which is not recorded in the unaudited condensed consolidated balance sheets.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Vendor expenses	$10,558	$12,609
Accrued payroll expenses	3,508	6,191
Sales and other tax payable accrual	2,673	4,276
Provision for sales returns and allowances	1,423	2,869
Current portion of TRA	93	—
Other	5,685	5,769
Total accrued expenses and other current liabilities	$23,940	$31,714

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue. Activity for the three months ended March 31, 2025 and 2024, was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$2,869	$2,449
Provision	5,925	5,942
Returns and allowances	(7,371)	(6,904)
Balance at end of period	$1,423	$1,487

6. LEASES

Total operating lease costs were as follows (in thousands):

		Three Months Ended March 31,
	Classification	2025	2024
Operating lease costs	General and administrative expense	$2,154	$1,855
Operating lease costs	Cost of sales	68	68
Variable lease costs	General and administrative expense	432	329
Variable lease costs	Cost of sales	43	34
Sublease income	General and administrative expense	(53)	—
Total lease costs		$2,644	$2,286

The maturity analysis of the operating lease liabilities as of March 31, 2025 was as follows (in thousands):

Amount
For the remainder of the year ending December 31, 2025	$6,606
Years ending December 31,
2026	10,006
2027	8,693
2028	7,537
2029	6,689
2030	5,359
Thereafter	8,159
Total minimum lease payments	53,049
Less: imputed interest	(9,047)
Net present value of operating lease liabilities	44,002
Less: current portion	(6,742)
Long-term portion	$37,260

As of March 31, 2025, future minimum tenant operating receipts remaining under the third party sublease were $0.4 million with a remaining sublease term of 1.7 years.

The weighted-average remaining lease term and weighted-average discount rate on long-term leases was as follows:

	Three Months Ended March 31,
	2025	2024
Weighted-average remaining lease term - operating leases	6.0 years	7.0 years
Weighted-average discount rate - operating leases	6.1%	5.6%

Cash paid for amounts included in the measurement of lease liabilities was $2.3 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.

7. DEBT

The following table summarizes the net carrying amount of the Company's outstanding debt as of March 31, 2025 and December 31, 2024, net of debt issuance costs (in thousands):

	March 31, 2025			December 31, 2024
	Outstanding principal	Debt issuance costs	Net carrying amount	Outstanding principal	Debt issuance costs	Net carrying amount
Current portion	$20,000	$—	$20,000	$5,688	$—	$5,688
Long term	34,844	(322)	34,522	50,375	(365)	50,010
Total debt	$54,844	$(322)	$54,522	$56,063	$(365)	$55,698

Credit Agreement - Silicon Valley Bank
On May 24, 2022, Brilliant Earth, LLC, as borrower, and Silicon Valley Bank (“SVB”), as administrative agent and collateral agent for the lenders, entered into the SVB Credit Agreement which provides for a secured term loan credit facility of $65.0 million (the “SVB Term Loan”) and a secured revolving credit facility in an amount of up to $40.0 million (the “SVB Revolving Facility,” and together with the SVB Term Loan, the “SVB Credit Facilities”). The SVB Credit Facilities mature on May 24, 2027 (the “Maturity Date”).
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
Subsequent to March 31, 2025, the Company entered into the Second Amendment (as defined in Note 11. “Subsequent Events”). See Note 11, Subsequent Events, for further discussion.
The Company's debt effective interest rate was 8.07% and 8.10% for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, there were no amounts outstanding under the SVB Revolving Facility.
As of March 31, 2025, the aggregate future principal payments under the SVB Term Loan were as follows (in thousands):

Principal
For the remainder of the year ending December 31, 2025	$20,000
Years ending December 31,
2026	—
2027	34,844
Total aggregate future principal payments	$54,844

8. EQUITY-BASED COMPENSATION

Grants of Restricted Stock Units

The following table summarizes the activity related to the Company's restricted stock units (“RSUs”) for the three months ended March 31, 2025:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2024, unvested	3,847,636	$4.29
Granted	1,382,379	$1.62
Vested	(661,156)	$4.47
Forfeited	(30,317)	$4.02
Balance as of March 31, 2025, unvested	4,538,542	$3.45

Total compensation expense for RSUs was $2.2 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively, and is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of March 31, 2025, total compensation cost related to unvested RSUs not yet recognized is $14.1 million and is expected to be recognized over a weighted-average period of approximately 2.2 years.

9. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Overview of Income Taxes

Brilliant Earth Group, Inc. is taxed as a subchapter C corporation and is subject to federal and state income taxes. Brilliant Earth Group, Inc.'s sole material asset is its ownership interest in Brilliant Earth, LLC, which is a limited liability company that is taxed as a partnership for U.S. federal and certain state and local income tax purposes. Brilliant Earth, LLC's net taxable income or loss and related tax credits, if any, are passed through to its members on a pro-rata basis and included in the member's tax returns. The income tax burden on the earnings taxed to the non-controlling interest holders is not reported by the Company in its unaudited condensed consolidated financial statements under GAAP.

The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on those jurisdictions' rules, generally after the income tax returns are filed.

Tax Provision and Deferred Tax Asset
At the end of each interim period, Brilliant Earth Group, Inc. estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period. The Company's effective tax rate of 3.86% for the three months ended March 31, 2025, differs from the U.S. federal statutory tax rate of 21% primarily due to income associated with the non-controlling interest, state tax expense and other permanent items.

The Company recorded net increases in deferred tax assets of $0.1 million during the three months ended March 31, 2025, with a corresponding recognition of an income tax benefit. The Company has determined it is more-likely-than-not that it will be able to realize this deferred tax asset in the future.

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

In addition, as part of the IPO, the Company entered into a the TRA with the Continuing Equity Owners to pay 85% of the tax savings from the tax basis adjustment to them as such savings are realized. Amounts payable under the TRA are contingent upon, among other things, generation of sufficient future taxable income during the term of the TRA. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders' equity, and the effects of changes in any of our estimates after this date will be included in net (loss) income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net (loss) income.

As of March 31, 2025, related to the TRA, the Company has recorded (i) a deferred tax asset in the amount of $8.4 million, (ii) a corresponding estimated liability with a balance of $7.8 million representing 85% of the projected tax benefits to the Continuing Equity Owners; and (iii) $0.6 million of additional paid-in capital.

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes or claims. In addition, the Company is regularly subject to examination by various tax authorities. Although the Company cannot predict with assurance the outcome of any litigation or audit, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company's financial condition, results of operations or cash flows. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, to the extent possible, the Company discloses the range of such reasonably possible losses.

On December 5, 2022, plaintiff Veronica Cusimano, a former employee of the Company, filed a representative action against the Company pursuant to the Private Attorneys General Act of 2004 in California Superior Court, Los Angeles County. The complaint alleges, on behalf of the plaintiff and similarly situated employees and former employees in California, various claims under the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. The plaintiff seeks civil penalties, attorneys' fees and costs in unspecified amounts, and other unspecified damages. On February 10, 2023, the Company filed a petition to compel arbitration on the basis of an agreement between the plaintiff and the Company to arbitrate any claims between them. On April 28, 2023, the petition was denied. On May 9, 2023, the Company appealed the Superior Court's denial of its petition to compel arbitration to the California Court of Appeal, Second Appellate District. On February 24, 2025, the Court of Appeal affirmed the Superior Court's ruling. Since the appellate court's ruling, the plaintiff has indicated the intent to amend the complaint. The Company intends to vigorously defend the claims, and, at this time, any liability related to the alleged claims is not currently probable or reasonably estimable.

11. SUBSEQUENT EVENTS

Subsequent to March 31, 2025, we entered into the Second Amendment dated May 13, 2025 to the SVB Credit Agreement (the “Second Amendment”), pursuant to which the lenders agreed to suspend the requirement to comply with the (i) Consolidated Fixed Charge Coverage Ratio covenant for the period ended March 31, 2025 through and including the fiscal quarter ending March 31, 2026 and (ii) the Consolidated Borrower Leverage Ratio covenant for the period ended March 31, 2025. In addition, the Second Amendment increased the interest rate margin applicable to the SVB Revolving Facility and Term Loan by 10 basis points for the period commencing on the effective date of the Second Amendment through (but not including) April 1, 2026. The Second Amendment also requires us to maintain Balance Sheet Cash (defined as unrestricted cash and cash equivalents held in accounts with the Lenders and their affiliates) in an amount greater than one and one half (1.5) times the sum of the aggregate principal amount outstanding under the SVB Revolving Facility (including issued letters of credit) and the aggregate principal amount of the SVB Term Loan outstanding at such time, which requirement applies at all times commencing on the effective date of the Second Amendment until the last day of the fiscal quarter ending March 31, 2026. After such time, the minimum Balance Sheet Cash covenant will no longer apply.

Subsequent to March 31, 2025, the Company made principal payments totaling $20 million on the SVB Term Loan. The total amount of payments made have been reported as current portion of long-term debt on the unaudited condensed balance sheet as of March 31, 2025. No additional principal payments are required until the Maturity Date.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes for the fiscal year ended December 31, 2024, as disclosed in our 2024 Form 10-K. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, growth, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K. We assume no obligation to update any of these forward-looking statements.

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

Below is a summary of our performance for the three months ended March 31, 2025:

•Net sales of $93.9 million, down 3.5% compared to $97.3 million for the three months ended March 31, 2024;
•Net loss of $3.3 million, down 406.2% compared to $1.1 million for the three months ended March 31, 2024;
•Net loss margin of (3.5)%, compared to net income margin of 1.1% for the three months ended March 31, 2024;
•Adjusted EBITDA of $1.1 million, down 78.8%, compared to $5.1 million for the three months ended March 31, 2024; and
•Adjusted EBITDA margin of 1.1%, compared to 5.2% for the three months ended March 31, 2024.

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

We believe growing and managing our showrooms will drive accelerated growth by increasing our average order value (“AOV”) compared to e-commerce orders, improving conversion in the showrooms’ metro regions compared to pre-opening conversion, and raising our brand awareness. We intend to strategically open showrooms in the future, and we believe we can achieve broad national showroom coverage with far fewer locations than many traditional retailers. We rely on this highly efficient showroom model to complement our digital strategy and to drive future growth and profitability.

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

In addition, several of the materials that go into the manufacturing of our products are sourced internationally. Tariffs on imports into the U.S. have had an impact on our materials costs and have the potential to further impact our business depending on the outcome of changes in U.S. trade policy and any corresponding actions by other countries in which companies with which we do business are located. Similarly, increases in prices of gold and other precious metals have also had an impact on our materials costs and have the potential to further impact our business. Any deterioration in macroeconomic conditions resulting from uncertainties and effects from tariffs, increases in the costs of materials, especially of gold and other precious metals, increased congestion and/or new import/export restrictions at ports that we rely on for our business, or delays or disruptions in the delivery of materials could adversely impact our business, financial condition, and operating results.

The current inflationary environment and changes in macro-level consumer spending trends, due to volatile macro-economic conditions have had a negative impact on sales and could further negatively impact our operating results.

Seasonality

A larger share of our annual revenues and profits traditionally occur in the fourth quarter because it includes the November and December holiday sales period.

Components of Results of Operations

For a description of the components of our results of operations, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.

Results of Operations

The results of operations data in the following table for the periods presented have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of Three Months Ended March 31, 2025 and 2024

The following table sets forth our statements of operations for the three months ended March 31, 2025 and 2024, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three Months Ended March 31,
	2025		2024		Period change
	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$93,884	100.0%	$97,337	100.0%	$(3,453)	(3.5)%
Cost of sales	38,842	41.4%	39,031	40.1%	(189)	(0.5)%
Gross profit	55,042	58.6%	58,306	59.9%	(3,264)	(5.6)%
Operating expenses:
Marketing and advertising	22,962	24.5%	23,096	23.7%	$(134)	(0.6)%
General and administrative	35,603	37.9%	34,333	35.3%	1,270	3.7%
Total operating expenses	58,565	62.4%	57,429	59.0%	1,136	2.0%
(Loss) income from operations	(3,523)	(3.8)%	877	0.9%	(4,400)	(501.7)%
Interest expense	(1,115)	1.2%	(1,214)	1.2%	(99)	(8.2)%
Other income, net	1,240	1.3%	1,477	1.5%	(237)	(16.0)%
(Loss) income before tax	(3,398)	(3.6)%	1,140	1.2%	(4,538)	(398.1)%
Income tax benefit (expense)	131	0.1%	(73)	(0.1)%	204	279.5%
Net (loss) income	(3,267)	(3.5)%	1,067	1.1%	(4,334)	(406.2)%
Net (loss) income allocable to non-controlling interest	(2,801)	(3.0)%	928	1.0%	(3,729)	(401.8)%
Net (loss) income allocable to Brilliant Earth Group, Inc.	$(466)	(0.5)%	$139	0.1%	$(605)	(435.3)%

Net Sales

Net sales for the three months ended March 31, 2025 decreased by $3.5 million, or 3.5%, compared to the three months ended March 31, 2024. The decrease in net sales was due to a decrease of 14.2% in AOV, partially offset by an increase in order volumes of 12.4%.

The decrease in AOV was driven by comparatively stronger performance of engagement rings priced below $5,000 and a higher mix of lower price point products, including fine jewelry.

The 12.4% increase in order volumes was due to strong performance in lower price point products, including fine jewelry, continued effectiveness of our customer acquisition and retention activities and the opening of new showrooms.

Gross Profit

Gross profit for the three months ended March 31, 2025 decreased by $3.3 million, or 5.6%, compared to the three months ended March 31, 2024. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, decreased by 130 basis points for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by higher gold costs and labor/occupancy costs related to our fulfillment and distribution center. This decrease was partially offset by continued optimization of our pricing engine, procurement efficiencies, and other efforts to manage our gross margins to target levels.

Operating Expenses

Operating expenses for the three months ended March 31, 2025 increased by $1.1 million, or 2.0%, compared to the three months ended March 31, 2024. Operating expenses as a percentage of net sales increased by 340 basis points for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in operating expenses was primarily driven by an increase in other general and administrative expenses of $1.3 million partially offset by decreases in marketing expenses of $0.3 million for the period.

The increase in other general and administrative expenses was primarily driven by increases in information technology and other software-related costs, pre-opening expenses from new showrooms, and increases in rent, and lease-related expenses compared to the three months ended March 31, 2024. The decrease in marketing expenses compared to the three months ended March 31, 2024 resulted from our continued focus on improving the effectiveness and efficiency of our marketing program.

Interest Expense

Interest expense for the three months ended March 31, 2025 decreased by $0.1 million, or 8.2%, compared to the three months ended March 31, 2024, primarily due to a decrease in the average principal debt outstanding as compared to the three months ended March 31, 2024.

Other Income, net

Other income, net for the three months ended March 31, 2025 decreased by $0.2 million, or 16.0%, compared to the three months ended March 31, 2024, primarily due to decreased interest income earned on our cash balances. Additionally, this amount includes immaterial losses on exchange rates on consumer payments and other miscellaneous income.

Income Tax Benefit (Expense)

Brilliant Earth Group, Inc.'s income tax benefit was $0.1 million for the three months ended March 31, 2025 compared to income tax expense of $0.1 million for the three months ended March 31, 2024. The change in income taxes was primarily due to a decline in pre-tax income to a loss from operations for the three months ended March 31, 2025 as compared to the prior year.

Key Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

The following table sets forth our key performance metrics for the periods presented (amounts in thousands, except for total orders and AOV):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Net Sales	$93,884	$97,337	(3,453)	(3.5)%
Total Orders	45,535	40,525	5,010	12.4%
AOV	$2,062	$2,402	$(340)	(14.2)%

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures, are included in this Quarterly Report on Form 10-Q because they are used by management and our board of directors to assess our financial performance. We define Adjusted EBITDA as net (loss) income excluding interest expense, income taxes, depreciation expense, amortization of cloud-based software implementation costs, showroom pre-opening expense, equity-based compensation expense, certain non-

operating expenses and income, and other unusual and/or infrequent costs, which we do not consider in our evaluation of ongoing operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA calculated as a percentage of net sales. These non-GAAP financial measures provide users of our financial information with useful information in evaluating our operating performance and exclude certain items from net (loss) income that may vary substantially in frequency and magnitude from period to period. These non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net (loss) income prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of Adjusted EBITDA and Adjusted EBITDA margin to its most directly comparable GAAP financial measure, net (loss) income and net (loss) income margin, are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items, and may include other expenses, costs and non-recurring items.

The following table presents a reconciliation of net (loss) income and net (loss) income margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(3,267)	$1,067
Interest expense	1,115	1,214
Income tax (benefit) expense	(131)	73
Depreciation expense	1,488	1,203
Amortization of cloud-based software implementation costs	162	205
Showroom pre-opening expense	582	213
Equity-based compensation expense	2,369	2,587
Other income, net (1)	(1,240)	(1,477)
Adjusted EBITDA	$1,078	$5,085
Net (loss) income margin	(3.5)%	1.1%
Adjusted EBITDA margin	1.1%	5.2%
(1)     Other income, net consists primarily of interest and other miscellaneous income, partially offset by expenses such as losses on exchange rates on consumer payments.

Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to Continuing Equity Owners, debt service, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from capital-raising activities and borrowings under our loan facilities. We have historically had negative working capital driven by our high inventory turns and typical collection of payment from customers prior to payment of suppliers. As of March 31, 2025, we had a cash balance, excluding restricted cash, of $147.3 million, and negative working capital, excluding non-restricted cash, of ($36.5) million.

As of March 31, 2025, the SVB Term Loan (as defined below) had an outstanding principal balance of $54.8 million, excluding unamortized debt issuance costs of $0.3 million, of which $34.8 million is classified as long-term. As of March 31, 2025, there were no amounts outstanding under the SVB Revolving Facility. Refer to Note 7. “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the SVB Credit Facilities, including aggregate future principal payments under the SVB Term Loan.

Subsequent to March 31, 2025, we entered into the Second Amendment dated May 13, 2025 to the SVB Credit Agreement (the “Second Amendment”), pursuant to which the lenders agreed to suspend the requirement to comply with the (i) Consolidated Fixed Charge Coverage Ratio covenant for the period ended March 31, 2025 through and including the fiscal quarter ending March 31, 2026 and (ii) the Consolidated Borrower Leverage Ratio covenant for the period ended March 31, 2025. In addition, the Second Amendment increased the interest rate margin applicable to the SVB Revolving Facility and Term Loan by 10 basis points for the period commencing on the effective date of the Second Amendment through (but not including) April 1, 2026. The Second Amendment also requires us to maintain Balance Sheet Cash (defined as unrestricted cash and cash equivalents held in accounts with the lenders and their affiliates) in an amount greater than one and one half (1.5) times the sum of the aggregate principal amount outstanding under the SVB Revolving Facility (including issued letters of credit) and the aggregate principal amount of the SVB Term Loan outstanding at such time, which requirement applies at all times commencing on the effective date of the Second Amendment until the last day of the fiscal quarter ending March 31, 2026. After such time, the minimum Balance Sheet Cash covenant will no longer apply.

Subsequent to March 31, 2025, the Company made principal payments totaling $20 million on the SVB Term Loan. The total amount of payments made have been reported as current portion of long-term debt on the unaudited condensed balance sheet as of March 31, 2025. No additional principal payments are required until the Maturity Date.

For the three months ended March 31, 2025, the Company declared and paid $5.3 million of tax distributions to, or on behalf of, members associated with their estimated income tax obligations pursuant to the LLC Agreement. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

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

Cash Flow Analysis

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(7,127)	$(5,790)
Net cash used in investing activities	(727)	(562)
Net cash used in financing activities	(6,732)	(2,001)
Net decrease in cash, cash equivalents and restricted cash	(14,586)	(8,353)
Cash, cash equivalents and restricted cash at beginning of period	162,141	156,020
Cash, cash equivalents and restricted cash at end of period	$147,555	$147,667

Net Cash Provided By Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $7.1 million compared to net cash used of $5.8 million for the three months ended March 31, 2024, an increase of $1.3 million. This increase was primarily driven by a decrease in net (loss) income adjusted for non-cash expense addbacks of $4.0 million. This decrease was partially offset by a $2.7 million decrease in cash used from changes in assets and liabilities related to working capital management activities. The decrease from changes in working capital was primarily due to an decrease in cash used of $2.0 million in accounts payable, accrued expenses and other current liabilities and other assets. Also impacting the decrease in cash used was an increase in cash generated of $1.6 million in deferred revenue and prepaid expenses and other current assets. These decreases in cash used in operating activities was partially offset by increases in cash used of $0.9 million in inventories and operating lease liabilities.

Net Cash Used In Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities was $0.7 million compared to $0.6 million for the three months ended March 31, 2024. The increase of $0.1 million was principally due to a increase in purchases of property and equipment related to new facilities leased during the period.

Net Cash Used In Financing Activities

For the three months ended March 31, 2025, net cash used in financing activities was $6.7 million compared to $2.0 million for the three months ended March 31, 2024. The increase of $4.7 million was primarily due to higher tax distributions paid to members pursuant to the LLC Agreement of $4.4 million and higher payments made on the SVB Term Loan (as defined below) of $0.4 million.

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
Contractual Obligations and Commitments

As of March 31, 2025, there were no material changes to our contractual obligations and commitments as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.

Critical Accounting Policies and Estimates

There have been no changes to the Company's critical accounting policies and estimates from those described under “Critical Accounting Policies and Estimates” in the Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weakness previously identified by management and described below.

Material Weakness

As previously disclosed in Part II, Item 9A of our 2024 Form 10-K, we identified a material weakness in internal control related to ineffective information technology general controls (“ITGCs”) in the areas of change management, user access and segregation of duties related to certain information technology (“IT”) systems that support the Company's financial reporting processes, resulting in ineffective automated and IT-dependent controls including journal entries. We believe that these control deficiencies were due to gaps in the sufficiency of IT resources and risk-assessment processes to identify and assess access in certain IT environments that could impact internal controls over financial reporting.

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

Remediation

In response to this material weakness in internal control over financial reporting related to ineffective ITGCs for key IT systems, the Company has taken and is continuing to take actions to remediate change management and access related control failures. Items that have been completed and are in the process of being completed as part of our remediation plan include: (i) hired a director of ITGC position to expand the management and governance over ITGCs, (ii) developed and implemented additional company-wide training addressing internal controls, and strengthening change management procedures, (iii) enhancing processes around reviewing privileged access to key financial systems and ensuring appropriate segregation of duties, (iv) strengthening change management procedures, (v) enhancing the existing access management procedures and ownership; and (vi) establishing and monitoring metrics within information technology to track adherence to access and change management controls. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives.

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

Changes in Internal Control over Financial Reporting

Other than the actions to remediate the material weakness in our internal control over financial reporting as described above, which are ongoing as of the date of issuance of this Form 10-Q, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

On December 5, 2022, plaintiff Veronica Cusimano, a former employee of the Company, filed a representative action against the Company pursuant to the Private Attorneys General Act of 2004 in California Superior Court, Los Angeles County. The complaint alleges, on behalf of the plaintiff and similarly situated employees and former employees in California, various claims under the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. The plaintiff seeks civil penalties, attorneys' fees and costs in unspecified amounts, and other unspecified damages. On February 10, 2023, the Company filed a petition to compel arbitration on the basis of an agreement between the plaintiff and the Company to arbitrate any claims between them. On April 28, 2023, the petition was denied. On May 9, 2023, the Company appealed the Superior Court's denial of its petition to compel arbitration to the California Court of Appeal, Second Appellate District. On February 24, 2025, the Court of Appeal affirmed the Superior Court's ruling. Since the appellate court's ruling, the plaintiff has indicated the intent to amend the complaint. The Company intends to vigorously defend the claims, and, at this time, any liability related to the alleged claims is not currently probable or reasonably estimable.

Item 1A. Risk Factors

The Company's risk factors are described in Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors as previously disclosed in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents information with respect to our repurchases of our Class A common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31	19,000	$1.84	19,000	$19.3 million
February 1 -February 28	37,200	$1.56	37,200	$19.3 million
March 1 - March 31	46,260	$1.47	46,260	$19.2 million
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
(c) None.

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
10.1†
Second Amendment to Credit Agreement (this "Agreement") dated and effective as of May 12, 2025, by and among Brilliant Earth, LLC, and the several banks and other financial institutions or entities party hereto and Silicon Valley Bank, A Division of First-Citizens, as Administrative Agent, Issuing Lender and Swingline Lender
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

May 13, 2025             By:/s/ Jeffrey Kuo
Jeffrey Kuo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)