Form 10-Q
period 2025-06-30
Brilliant Earth Group, Inc.
filed 2025-08-07
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, there were 14,810,781 shares of the registrant's Class A common stock, $0.0001 par value per share, outstanding, 35,822,342 shares of the registrant's Class B common stock, $0.0001 par value per share, outstanding, 49,119,976 shares of the registrant's Class C common stock, $0.0001 par value per share, outstanding and no shares of the registrant's Class D common stock, $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, plans and objectives of management for future operations, including, among others, statements regarding expected growth, introduction of new products, market opportunity, future capital expenditures, debt service obligations, and plans to pay a cash dividend are forward-looking statements. In some cases, you can identify forward-looking statements by terms, such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “evolve,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “strategy,” “target,” “will,” or “would,” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict.
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
•“SVB Credit Agreement” refers to the credit agreement entered into on May 24, 2022, and as subsequently amended, by Brilliant Earth, LLC, as borrower, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders, which provides for a secured term loan credit facility of $65.0 million (the “SVB Term Loan”) and a secured revolving credit facility in an amount of up to $40.0 million (the “SVB Revolving Facility”, and together with the SVB Term Loan, the “SVB Credit Facilities”).
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

Part I - Financial Information
Item 1. Financial Statements
Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$133,615	$161,925
Restricted cash	219	216
Inventories, net	47,348	38,292
Prepaid expenses and other current assets	10,045	10,980
Total current assets	191,227	211,413
Property and equipment, net	20,532	21,626
Deferred tax assets	9,625	9,636
Operating lease right of use assets	35,508	35,222
Other assets	3,983	3,348
Total assets	$260,875	$281,245

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,754	$15,733
Accrued expenses and other current liabilities	28,920	31,714
Deferred revenue	24,123	18,926
Current portion of operating lease liabilities	6,965	6,108
Current portion of long-term debt	34,489	5,688
Total current liabilities	115,251	78,169

Long-term debt, net of debt issuance costs	—	50,010
Operating lease liabilities	35,205	35,856
Payable pursuant to the Tax Receivable Agreement	7,737	7,828
Total liabilities	158,193	171,863

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.0001 par value, 1,200,000,000 shares authorized; 15,370,958 shares issued and 14,854,393 shares outstanding at June 30, 2025; 14,125,925 shares issued and 13,843,944 shares outstanding at December 31, 2024	1	1
Class B common stock, $0.0001 par value, 150,000,000 shares authorized; 35,843,115 and 35,820,912 shares outstanding at June 30, 2025 and December 31, 2024, respectively	4	4
Class C common stock, $0.0001 par value, 150,000,000 shares authorized; 49,119,976 shares outstanding at June 30, 2025 and December 31, 2024, respectively	5	5
Class D common stock, $0.0001 par value, 150,000,000 shares authorized; none issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	12,113	11,169
Treasury stock, at cost; 516,565 and 281,981 shares at June 30, 2025 and December 31, 2024, respectively	(998)	(638)
Retained earnings	4,156	4,788
Stockholders' equity attributable to Brilliant Earth Group, Inc.	15,281	15,329
Non-controlling interests attributable to Brilliant Earth, LLC	87,401	94,053
Total stockholders' equity	102,682	109,382
Total liabilities and stockholders' equity	$260,875	$281,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$108,936	$105,426	$202,820	$202,763
Cost of sales	45,432	41,349	84,274	80,380
Gross profit	63,504	64,077	118,546	122,383
Operating expenses:
Marketing and advertising	26,271	27,346	49,233	50,442
General and administrative	38,446	35,599	74,049	69,932
Total operating expenses	64,717	62,945	123,282	120,374
(Loss) income from operations	(1,213)	1,132	(4,736)	2,009
Interest expense	(895)	(1,293)	(2,010)	(2,507)
Other income, net	1,138	1,474	2,378	2,951
(Loss) income before tax	(970)	1,313	(4,368)	2,453
Income tax (expense) benefit	(143)	62	(12)	(11)
Net (loss) income	(1,113)	1,375	(4,380)	2,442
Net (loss) income allocable to non-controlling interest	(947)	1,190	(3,748)	2,118
Net (loss) income allocable to Brilliant Earth Group, Inc.	$(166)	$185	$(632)	$324

Earnings per share:
Basic	$(0.01)	$0.01	$(0.04)	$0.03
Diluted	$(0.01)	$0.01	$(0.04)	$0.02
Weighted average shares of common stock outstanding:
Basic	14,552,477	13,182,880	14,333,268	12,959,447
Diluted	14,552,477	98,228,854	14,333,268	98,036,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock						Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Stockholders' Equity
Balance, January 1, 2025	13,843,944	$1	35,820,912	$4	49,119,976	$5	$11,169	$(638)	$4,788	$15,329	84,940,888	$94,053	$109,382
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	—	(5,349)	(5,349)
Conversion of Class B to Class A common stock	2,700	—	(2,700)	—	—	—	—	—	—	—	(2,700)	—	—
RSU vesting during period	661,156	—	—	—	—	—		—	—	—	—	—	—
Repurchases of common stock	(102,460)	—	—	—	—	—	—	(163)	—	(163)	—	—	(163)
Class B shares issued upon vesting of LLC units	—	—	21,191	—	—	—	—	—	—	—	21,191	—	—
Equity-based compensation	—	—	—	—	—	—	2,342	—	—	2,342	—	27	2,369
Net loss	—	—	—	—	—	—	—	—	(466)	(466)	—	(2,801)	(3,267)
Rebalancing of controlling and noncontrolling interests	—	—	—	—	—	—	(2,114)	—	—	(2,114)	—	2,114	—
Balance, March 31, 2025	14,405,340	$1	35,839,403	$4	49,119,976	$5	$11,397	$(801)	$4,322	$14,928	84,959,379	$88,044	$102,972
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	—	(1,308)	(1,308)
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—	—
RSU vesting during period	581,177	—	—	—	—	—		—	—	—	—	—	—
Repurchases of common stock	(132,124)	—	—	—	—	—	—	(197)	—	(197)	—	—	(197)
Class B shares issued upon vesting of LLC units	—	—	3,712	—	—	—	—	—	—	—	3,712	—	—
Equity-based compensation	—	—	—	—	—	—	2,318	—	—	2,318	—	10	2,328
Net loss	—	—	—	—	—	—	—	—	(166)	(166)	—	(947)	(1,113)
Rebalancing of controlling and noncontrolling interests	—	—	—	—	—	—	(1,602)	—	—	(1,602)	—	1,602	—
Balance, June 30, 2025	14,854,393	$1	35,843,115	$4	49,119,976	$5	$12,113	$(998)	$4,156	$15,281	84,963,091	$87,401	$102,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

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

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net (loss) income	$(4,380)	$2,442
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	3,032	2,505
Equity-based compensation	4,697	5,012
Non-cash operating lease cost	3,174	2,693
Amortization of debt issuance costs	149	143
Deferred tax expense	12	11
Other	149	(188)
Changes in assets and liabilities:
Inventories	(9,205)	(271)
Prepaid expenses and other current assets	1,169	835
Other assets	(642)	(542)
Accounts payable, accrued expenses and other current liabilities	2,079	(10,142)
Deferred revenue	5,197	1,764
Operating lease liabilities	(3,488)	(2,743)
Net cash provided by operating activities	1,943	1,519
Investing activities
Purchases of property and equipment	(1,882)	(1,419)
Net cash used in investing activities	(1,882)	(1,419)
Financing activities
Payments on SVB term loan	(21,220)	(1,625)
Repurchases of common stock	(360)	(259)
Payment of debt issuance costs	(131)	(100)
Tax distributions and TRA payments to members	(6,657)	(1,713)
Net cash used in financing activities	(28,368)	(3,697)
Net decrease in cash, cash equivalents and restricted cash	(28,307)	(3,597)
Cash, cash equivalents and restricted cash at beginning of period	162,141	156,020
Cash, cash equivalents and restricted cash at end of period	$133,834	$152,423

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$133,615	$152,209
Restricted cash	219	214
Total cash, cash equivalents, and restricted cash	$133,834	$152,423

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,694	$6,506
Change in deferred tax assets associated with redemption of LLC Units	(1)	(374)
TRA Obligation associated with redemption of LLC Units	2	(199)
Purchases of property and equipment included in accounts payable and accrued liabilities	56	23
Change in APIC related to redemption of LLC Units	—	(175)

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

The non-controlling interest on the unaudited condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Brilliant Earth, LLC held by the Continuing Equity Owners. The non-controlling interest on the unaudited condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of June 30, 2025, the non-controlling interest was 85.1%. At the end of each reporting period, equity related to Brilliant Earth, LLC that is attributable to Brilliant Earth Group, Inc. and the Continuing Equity Owners is rebalanced to reflect Brilliant Earth Group, Inc.'s and the Continuing Equity Owners' ownership in Brilliant Earth, LLC.

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
At June 30, 2025 and December 31, 2024, there were no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

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

Cash and Cash Equivalents

As of June 30, 2025 and December 31, 2024, money market fund accounts included in cash equivalents was $58.0 million and $71.6 million, respectively, and classified as Level 1 financial instruments. The Company recognized interest income of $1.2 million and $2.4 million for the three and six months ended June 30, 2025, respectively, and $1.5 million and $3.0 million for the three and six months ended June 30, 2024, respectively. Interest income is included in other income, net in the unaudited condensed consolidated statements of operations.

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

The CODM is provided with and uses the consolidated balance sheet information as is presented in the unaudited condensed consolidated balance sheets.

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

Basic and diluted earnings per share of Class A common stock have been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2025	2024	2025	2024
Net (loss) income attributable to Brilliant Earth Group, Inc., BASIC	$(166)	$185	$(632)	$324
Add: Net (loss) income impact from assumed redemption of all LLC Units to common stock	(947)	1,190	(3,748)	2,118
Add (less): Income tax benefit (expense) on net (loss) income attributable to NCI	241	(304)	953	(541)
Net (loss) income attributable to Brilliant Earth Group, Inc., after adjustment for assumed conversion, DILUTED	$(872)	$1,071	$(3,427)	$1,901

Denominator:
Weighted average shares of common stock outstanding, BASIC	14,552,477	13,182,880	14,333,268	12,959,447
Dilutive effects of:
Vested LLC Units that are exchangeable for common stock	—	84,883,812	—	84,852,406
Unvested LLC Units that are exchangeable for common stock	—	45,760	—	72,072
RSUs	—	116,402	—	152,991
Weighted average shares of common stock outstanding, DILUTED	14,552,477	98,228,854	14,333,268	98,036,916

BASIC earnings per share	$(0.01)	$0.01	$(0.04)	$0.03
DILUTED earnings per share	$(0.01)	$0.01	$(0.04)	$0.02

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
For the three and six months ended June 30, 2025 and 2024, the dilutive impact of LLC Units convertible into common stock were included in the computation of diluted earnings per share under the if-converted method, except when the effect would be anti-dilutive. The dilutive impact of unvested LLC Units and RSUs were included using the treasury stock method, except when the effect would be anti-dilutive.
The following table presents the securities for the three and six months ended June 30, 2025 and 2024, that have been excluded from the computations of earnings per share because such impact would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Vested LLC Units	84,961,455	—	84,954,564	—
RSUs	4,328,224	3,835,655	3,959,902	2,894,685
Stock options	665,905	739,450	665,905	744,935
Unvested LLC Units	1,595	14,876	9,547	16,583

3. REVENUE

Disaggregation of Revenue
The following table discloses total net sales by geography for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$105,326	$101,621	$195,957	$195,274
International	3,610	3,805	6,863	7,489
Total net sales	$108,936	$105,426	$202,820	$202,763

Contract Balances

Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred.
As of June 30, 2025, December 31, 2024, and December 31, 2023, total deferred revenue that includes our contract balances was $24.1 million, $18.9 million, and $19.6 million, respectively.

During the three months ended June 30, 2025 and 2024, the Company recognized $21.8 million and $21.6 million, respectively, of revenue that was deferred as of March 31, 2025 and March 31, 2024, respectively.

During the six months ended June 30, 2025 and 2024, the Company recognized $18.1 million and $18.7 million, respectively, of revenue that was deferred as of December 31, 2024 and December 31, 2023, respectively.

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

As of June 30, 2025 and December 31, 2024, refund liabilities balances were $1.5 million and $2.9 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.

As of June 30, 2025 and December 31, 2024, returns asset balances were $0.7 million and $1.1 million, respectively, and are included within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.

4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Loose diamonds	$11,866	$6,097
Fine jewelry and other	36,168	32,732
Allowance for inventory obsolescence	(686)	(537)
Total inventories, net	$47,348	$38,292

The allowance for inventory obsolescence consists of the following (in thousands):

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$(537)	$(355)
Change in allowance for inventory obsolescence	(149)	226
Balance at end of period	$(686)	$(129)

As of June 30, 2025 and December 31, 2024, the Company had $14.5 million and $15.6 million, respectively, in consigned inventory held on behalf of suppliers which is not recorded in the unaudited condensed consolidated balance sheets.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Vendor expenses	$11,714	$12,609
Accrued payroll expenses	6,624	6,191
Sales and other tax payable accrual	2,961	4,276
Provision for sales returns and allowances	1,545	2,869
Current portion of TRA	93	—
Other	5,983	5,769
Total accrued expenses and other current liabilities	$28,920	$31,714

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue. The provision for sales returns and allowances consists of the following (in thousands):

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$2,869	$2,449
Provision	13,136	12,247
Returns and allowances	(14,460)	(13,249)
Balance at end of period	$1,545	$1,447

6. LEASES

Total operating lease costs were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2025	2024	2025	2024
Operating lease costs	General and administrative expense	$2,196	$1,928	$4,350	$3,783
Operating lease costs	Cost of sales	68	68	136	136
Variable lease costs	General and administrative expense	519	489	951	818
Variable lease costs	Cost of sales	55	34	98	68
Sublease income	General and administrative expense	(53)	(36)	(106)	(36)
Total lease costs		$2,785	$2,483	$5,429	$4,769

The maturity analysis of the operating lease liabilities as of June 30, 2025 was as follows (in thousands):

Amount
For the remainder of the year ending December 31, 2025	$4,124
Years ending December 31,
2026	10,006
2027	8,693
2028	7,537
2029	6,689
2030	5,359
Thereafter	8,159
Total minimum lease payments	50,567
Less: imputed interest	(8,397)
Net present value of operating lease liabilities	42,170
Less: current portion	(6,965)
Long-term portion	$35,205

As of June 30, 2025, future minimum tenant operating receipts remaining under the third party sublease were $0.3 million with a remaining sublease term of 1.4 years.

The weighted-average remaining lease term and weighted-average discount rate on long-term leases was as follows:

	Six Months Ended June 30,
	2025	2024
Weighted-average remaining lease term - operating leases	5.8 years	6.8 years
Weighted-average discount rate - operating leases	6.1%	5.9%

Cash paid for amounts included in the measurement of lease liabilities was $4.8 million and $4.0 million for the six months ended June 30, 2025 and 2024, respectively.

7. DEBT

The following table summarizes the net carrying amount of the Company's outstanding debt as of June 30, 2025 and December 31, 2024, net of debt issuance costs (in thousands):

	June 30, 2025			December 31, 2024
	Outstanding principal	Debt issuance costs	Net carrying amount	Outstanding principal	Debt issuance costs	Net carrying amount
Current portion	$34,844	$(355)	$34,489	$5,688	$—	$5,688
Long term	—	—	—	50,375	(365)	50,010
Total debt	$34,844	$(355)	$34,489	$56,063	$(365)	$55,698

In May 2025, the Company made principal payments totaling $20 million on the SVB Term Loan. No additional principal payments are required until the Maturity Date (as defined below).

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
On May 13, 2025, we entered into the Second Amendment to the SVB Credit Agreement (the “Second Amendment”), pursuant to which the lenders agreed to suspend the requirement to comply with the (i) Consolidated Fixed Charge Coverage Ratio covenant for the period ended March 31, 2025 through and including the fiscal quarter ending March 31, 2026 and (ii) the Consolidated Borrower Leverage Ratio covenant for the period ended March 31, 2025. In addition, the Second Amendment increased the interest rate margin applicable to the SVB Revolving Facility and Term Loan by 10 basis points for the period commencing on the effective date of the Second Amendment through (but not including) April 1, 2026. Borrowings under the SVB Credit Facilities bear interest at either (a) a secured overnight financing rate plus an annual adjustment of 0.125%, plus an applicable margin of 2.35% to 2.85%, depending on the Consolidated Total Leverage Ratio, or an alternate base rate plus an applicable margin of 1.35% to 1.85%, depending on the Consolidated Total Leverage Ratio, each subject to a 0.00% floor.

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

As of June 30, 2025, the Company was in compliance with all applicable covenants under the SVB Credit Agreement.
Subsequent to June 30, 2025, the Company paid off the entirety of the oustanding Term Loan balance and terminated the debt facility. See Note 11, Subsequent Events, for further discussion.

The Company's effective interest rate on debt was 8.24% and 8.15% for the three and six months ended June 30, 2025, respectively, and 8.74% and 8.42% for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, there were no amounts outstanding under the SVB Revolving Facility.
As of June 30, 2025, the aggregate future principal payments under the SVB Term Loan were as follows (in thousands):

Principal
For the remainder of the year ending December 31, 2025	$34,844
Years ending December 31,
2026	—
2027	—
Total aggregate future principal payments	$34,844

8. EQUITY-BASED COMPENSATION

Grants of Restricted Stock Units

The following table summarizes the activity related to the Company's restricted stock units (“RSUs”) for the for the six months ended June 30, 2025:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2024, unvested	3,847,636	$4.29
Granted	1,765,939	$1.56
Vested	(1,242,333)	$4.46
Forfeited	(80,720)	$4.16
Balance as of June 30, 2025, unvested	4,290,522	$3.12

Total compensation expense for RSUs was $2.3 million and $4.5 million for the three and six months ended June 30, 2025, respectively, and $2.2 million and $4.6 million for the three and six months ended June 30, 2024, respectively, and is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of June 30, 2025, total compensation cost related to unvested RSUs not yet recognized is $12.2 million and is expected to be recognized over a weighted-average period of approximately 2.0 years.

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

Tax Provision and Deferred Tax Asset
At the end of each interim period, Brilliant Earth Group, Inc. estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period. The Company's effective tax rate of (0.27)% for the six months ended June 30, 2025, differs from the U.S. federal statutory tax rate of 21% primarily due to income associated with the non-controlling interest, state tax expense and other permanent items.
The Company has determined it is more-likely-than-not that it will be able to realize the deferred tax asset in the future.

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

As of June 30, 2025, related to the TRA, the Company has recorded (i) a deferred tax asset in the amount of $8.3 million, (ii) a corresponding estimated liability with a balance of $7.8 million representing 85% of the projected tax benefits to the Continuing Equity Owners; and (iii) $0.6 million of additional paid-in capital.

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

On December 5, 2022, plaintiff Veronica Cusimano, a former employee of the Company, filed a representative action against the Company pursuant to the Private Attorneys General Act of 2004 in California Superior Court, Los Angeles County. The complaint alleges, on behalf of the plaintiff and similarly situated employees and former employees in California, various claims under the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. The plaintiff seeks civil penalties, attorneys' fees and costs in unspecified amounts, and other unspecified damages. On February 10, 2023, the Company filed a petition to compel arbitration on the basis of an agreement between the plaintiff and the Company to arbitrate any claims between them. On April 28, 2023, the petition was denied. On May 9, 2023, the Company appealed the Superior Court's denial of its petition to compel arbitration to the California Court of Appeal, Second Appellate District. On February 24, 2025, the Court of Appeal affirmed the Superior Court's ruling. Since the appellate court's ruling, the plaintiff has indicated the intent to amend the complaint to include class claims. The Company has stipulated to the filing of an amended complaint. The Superior Court entered an order on the parties' stipulation on June 16, 2025. As of the date of this filing, the Company's answer is not yet due. The Company intends to vigorously defend the claims, and, at this time, any liability related to the alleged claims is not currently probable or reasonably estimable.

11. SUBSEQUENT EVENTS

On August 4, 2025, the Company prepaid all principal amounts outstanding of $34.8 million under the SVB Term Loan, and terminated all commitments outstanding under the SVB Credit Agreement. The SVB Credit Agreement provided Brilliant Earth, LLC with a term loan facility in the aggregate principal amount of $65.0 million and the ability to borrow under its revolving loan facility in an aggregate principal amount of up to $40.0 million. As of August 4, 2025 there were no amounts outstanding under the SVB Revolving Facility of the SVB Credit Agreement. The payment of $34.8 million has been reported as current portion of long-term debt on the unaudited condensed consolidated balance sheet as of June 30, 2025.

On August 7, 2025, the Board of Directors of the Company declared a one-time cash dividend of $0.25 per share to holders of its Class A common stock and holders of common units of Brilliant Earth, LLC, respectively. The distribution from Brilliant Earth, LLC will total approximately $25.3 million, of which a pro rata portion will be used by the Company to fund the dividend. Payment of the dividend will be made on September 8, 2025 to holders of record of the Company's Class A Common Stock as of the close of business on August 22, 2025.

Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of the Company's Board of Directors, subject to the requirements of applicable law, compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability, industry trends, and other factors that our Board of Directors may deem relevant.

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

Below is a summary of our performance for the three months ended June 30, 2025:

•Net sales of $108.9 million, up 3.3% compared to $105.4 million for the three months ended June 30, 2024;
•Net loss of $1.1 million, down 180.9% compared to net income of $1.4 million for the three months ended June 30, 2024;
•Net loss margin of 1.0%, compared to net income margin of 1.3% for the three months ended June 30, 2024;
•Adjusted EBITDA of $3.2 million, down 41.9%, compared to $5.5 million for the three months ended June 30, 2024; and
•Adjusted EBITDA margin of 2.9%, compared to 5.2% for the three months ended June 30, 2024.

Below is a summary of our performance for the six months ended June 30, 2025:

•Net sales of $202.8 million, flat compared to $202.8 million for the six months ended June 30, 2024;
•Net loss of $4.4 million, down 279.4% compared to net income of $2.4 million for the six months ended June 30, 2024;
•Net loss margin of 2.2%, compared to net income margin of 1.2% for the six months ended June 30, 2024;
•Adjusted EBITDA of $4.3 million, down 59.7%, compared to $10.6 million for the six months ended June 30, 2024; and
•Adjusted EBITDA margin of 2.1%, compared to 5.2% for the six months ended June 30, 2024.

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

Cost-Effective Acquisition of New Customers and Retention of Existing Customers.

We have historically had attractive customer acquisition economics, including substantial first order profitability. To continue to grow our business, we must continue to acquire new customers and retain existing customers in a cost-effective manner. The success of our customer acquisition strategy depends on a number of factors, including the level and pattern of consumer spending on the products that we offer, and our ability to cost-effectively drive traffic to our website and showrooms and to convert these visitors to customers. With our strong brand resonance and passionate customer base, we generate significant earned and organic traffic, impressions, and media placements. We continually evolve our dynamic marketing strategies, optimizing our messaging, creative assets, and spending across channels. We also believe our expanded fine jewelry assortment and strategic customer acquisition will continue to drive fine jewelry orders from new customers and repeat orders from existing customers.

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

In addition, many of the materials that go into our products are sourced and manufactured internationally. Tariffs on imports into the U.S. have had an impact on our materials costs and have the potential to further impact our business depending on the outcome of changes in U.S. trade policy and any corresponding actions by other countries in which companies with which we do business are located. Similarly, increases in prices of gold and other precious metals have also had an impact on our materials costs and have the potential to further impact our business. Any deterioration in macroeconomic conditions resulting from uncertainties and effects from tariffs, increases in the costs of materials, especially of gold and other precious metals, increased congestion and/or new import/export restrictions at ports that we rely on for our business, or delays or disruptions in the delivery of materials could adversely impact our business, financial condition, and operating results.

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

Comparison of Three Months Ended June 30, 2025 and 2024

The following table sets forth our statements of operations for the three months ended June 30, 2025 and 2024, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended June 30,
	2025		2024		Period change
	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$108,936	100.0%	$105,426	100.0%	$3,510	3.3%
Cost of sales	45,432	41.7%	41,349	39.2%	4,083	9.9%
Gross profit	63,504	58.3%	64,077	60.8%	(573)	(0.9)%
Operating expenses:
Marketing and advertising	26,271	24.1%	27,346	25.9%	(1,075)	(3.9)%
General and administrative	38,446	35.3%	35,599	33.8%	2,847	8.0%
Total operating expenses	64,717	59.4%	62,945	59.7%	1,772	2.8%
(Loss) income from operations	(1,213)	(1.1)%	1,132	1.1%	(2,345)	(207.2)%
Interest expense	(895)	(0.8)%	(1,293)	(1.2)%	(398)	(30.8)%
Other income, net	1,138	1.0%	1,474	1.4%	(336)	(22.8)%
(Loss) income before tax	(970)	(0.9)%	1,313	1.2%	(2,283)	(173.9)%
Income tax (expense) benefit	(143)	(0.1)%	62	0.1%	(205)	(330.6)%
Net (loss) income	(1,113)	(1.0)%	1,375	1.3%	(2,488)	(180.9)%
Net (loss) income allocable to non-controlling interest	(947)	(0.9)%	1,190	1.1%	(2,137)	(179.6)%
Net (loss) income allocable to Brilliant Earth Group, Inc.	$(166)	(0.2)%	$185	0.2%	$(351)	(189.7)%
Net Sales

Net sales for the three months ended June 30, 2025 increased by $3.5 million, or 3.3%, compared to the three months ended June 30, 2024. The increase in net sales was due to an increase of 18.3% in order volumes partially offset by a decrease of 12.6% in AOV.

The increase of 18.3% in order volumes was due to strong performance in lower price point products, including fine jewelry, continued effectiveness of our customer acquisition and retention activities and the opening of new showrooms.

The decrease in AOV was driven by a higher mix of lower price point products, including fine jewelry, and comparatively stronger performance of engagement rings priced below $5,000.

Gross Profit

Gross profit for the three months ended June 30, 2025 decreased by $0.6 million, or 0.9%, compared to the three months ended June 30, 2024. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, decreased by 250 basis points for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by higher gold costs and the impact of tariffs. This decrease was partially offset by continued optimization of our pricing engine, procurement efficiencies, and other efforts to manage our gross margins to target levels.

Operating Expenses

Operating expenses for the three months ended June 30, 2025 increased by $1.8 million, or 2.8%, compared to the three months ended June 30, 2024. Operating expenses as a percentage of net sales decreased by 30 basis points for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in operating expenses was primarily driven by an increase in employment expenses of $1.7 million and an increase in other general and administrative expenses of $1.1 million. These increases were partially offset by a decrease in marketing expenses of $1.0 million for the period.

The increase in employment expenses was primarily driven by an increase in salaries and wages and other benefits expense primarily due to the addition of staff to support our growth. The increase in other general and administrative expenses was primarily driven by increases in professional fees, rent, and lease-related expenses, and depreciation expense as compared to the three months ended June 30, 2024. The decrease in marketing expenses compared to the three months ended June 30, 2024 resulted from our continued focus on improving the effectiveness and efficiency of our marketing spend.

Interest Expense

Interest expense for the three months ended June 30, 2025 decreased by $0.4 million, or 30.8%, compared to the three months ended June 30, 2024, primarily due to the principal payments made on the SVB Term Loan totaling $20 million in May 2025 as compared to the three months ended June 30, 2024.

Other Income, net

Other income, net for the three months ended June 30, 2025 decreased by $0.3 million, or 22.8%, compared to the three months ended June 30, 2024, primarily due to decreased interest income earned on our cash balances. Additionally, this amount includes immaterial losses on exchange rates on consumer payments and other miscellaneous income.

Income Tax (Expense) Benefit

Brilliant Earth Group, Inc.'s income tax expense was $0.1 million for the three months ended June 30, 2025 compared to an income tax benefit of $0.1 million for the three months ended June 30, 2024. The change in income taxes was primarily due to changes in deferred taxes related to the outside basis difference of Brilliant Earth Group, Inc.'s investment in Brilliant Earth, LLC.

Comparison of Six Months Ended June 30, 2025 and 2024

The following table sets forth our statements of operations for the six months ended June 30, 2025 and 2024, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Six Months Ended June 30,
	2025		2024		Period change
	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$202,820	100.0%	$202,763	100.0%	$57	—%
Cost of sales	84,274	41.6%	80,380	39.6%	3,894	4.8%
Gross profit	118,546	58.4%	122,383	60.4%	(3,837)	(3.1)%
Operating expenses:
Marketing and advertising	49,233	24.3%	50,442	24.9%	(1,209)	(2.4)%
General and administrative	74,049	36.5%	69,932	34.5%	4,117	5.9%
Total operating expenses	123,282	60.8%	120,374	59.4%	2,908	2.4%
(Loss) income from operations	(4,736)	(2.3)%	2,009	1.0%	(6,745)	(335.7)%
Interest expense	(2,010)	(1.0)%	(2,507)	(1.2)%	(497)	(19.8)%
Other income, net	2,378	1.2%	2,951	1.5%	(573)	(19.4)%
(Loss) income before tax	(4,368)	(2.2)%	2,453	1.2%	(6,821)	(278.1)%
Income tax expense	(12)	—%	(11)	—%	(1)	(9.1)%
Net (loss) income	(4,380)	(2.2)%	2,442	1.2%	(6,822)	(279.4)%
Net (loss) income allocable to non-controlling interest	(3,748)	(1.8)%	2,118	1.0%	(5,866)	(277.0)%
Net (loss) income allocable to Brilliant Earth Group, Inc.	$(632)	(0.3)%	$324	0.2%	$(956)	(295.1)%

Net Sales

Net sales for the six months ended June 30, 2025 increased by $0.1 million, compared to the six months ended June 30, 2024. The slight increase in net sales was due to an increase of 15.5% in order volumes, partially offset by a decrease of 13.4% in AOV.

The 15.5% increase in order volumes was due to strong performance in lower price point products, including fine jewelry, continued effectiveness of our customer acquisition and retention activities and the opening of new showrooms.

The decrease in AOV was driven by a higher mix of lower price point products, including fine jewelry, and comparatively stronger performance of engagement rings priced below $5,000.

Gross Profit

Gross profit for the six months ended June 30, 2025 decreased by $3.8 million, or 3.1%, compared to the six months ended June 30, 2024. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, decreased by 190 basis points for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by higher gold costs. This decrease was partially offset by continued optimization of our pricing engine, procurement efficiencies, and other efforts to manage our gross margins to target levels.

Operating Expenses

Operating expenses for the six months ended June 30, 2025 increased by $2.9 million, or 2.4%, compared to the six months ended June 30, 2024. Operating expenses as a percentage of net sales increased by 140 basis points for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in operating expenses was primarily driven by an increase in other general and administrative expenses of $2.2 million and an increase in employment expenses of $1.9 million. These increases were partially offset by a decrease in marketing expenses of $1.2 million for the period.

The increase in other general and administrative expenses was primarily driven by an increase in professional fees, rent, and lease-related expenses, information technology and other software-related costs, and depreciation expense as compared to the six months ended June 30, 2024. The increase in employment expenses was primarily driven by an increase in salaries and wages and other benefits expense primarily due to the addition of staff to support our growth. The decrease in marketing expenses compared to the six months ended June 30, 2024 resulted from our continued focus on improving the effectiveness and efficiency of our marketing spend.

Interest Expense

Interest expense for the six months ended June 30, 2025 decreased by $0.5 million, or 19.8%, compared to the six months ended June 30, 2024, primarily due to the principal payments made on the SVB Term Loan totaling $20 million in May 2025 as compared to the six months ended June 30, 2024.

Other Income, net

Other income, net for the six months ended June 30, 2025 decreased by $0.6 million, or 19.4%, compared to the six months ended June 30, 2024, primarily due to decreased interest income earned on our cash balances. Additionally, this amount includes immaterial losses on exchange rates on consumer payments and other miscellaneous income.

Key Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

The following table sets forth our key performance metrics for the periods presented (amounts in thousands, except for total orders and AOV):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net Sales	$108,936	$105,426	$3,510	3.3%	$202,820	$202,763	57	—%
Total Orders	52,535	44,404	8,131	18.3%	98,070	84,929	13,141	15.5%
AOV	$2,074	$2,374	$(300)	(12.6)%	$2,068	$2,387	$(319)	(13.4)%

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

The following table presents a reconciliation of net (loss) income and net (loss) income margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(1,113)	$1,375	$(4,380)	$2,442
Interest expense	895	1,293	2,010	2,507
Income tax expense (benefit)	143	(62)	12	11
Depreciation expense	1,544	1,302	3,032	2,505
Amortization of cloud-based software implementation costs	204	213	366	418
Showroom pre-opening expense	319	409	901	622
Equity-based compensation expense	2,328	2,425	4,697	5,012
Other income, net (1)	(1,138)	(1,474)	(2,378)	(2,951)
Adjusted EBITDA	$3,182	$5,481	$4,260	$10,566
Net (loss) income margin	(1.0)%	1.3%	(2.2)%	1.2%
Adjusted EBITDA margin	2.9%	5.2%	2.1%	5.2%
(1)     Other income, net consists primarily of interest and other miscellaneous income, partially offset by expenses such as losses on exchange rates on consumer payments.

Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to Continuing Equity Owners, debt service, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from capital-raising activities and borrowings under our loan facilities. We have historically had negative working capital driven by our high inventory turns and typical collection of payments from customers prior to payment of suppliers. As of June 30, 2025, we had a cash balance, excluding restricted cash, of $133.6 million, and negative working capital, excluding non-restricted cash, of ($57.6) million.

As of June 30, 2025, the SVB Term Loan had an outstanding principal balance of $34.8 million, excluding unamortized debt issuance costs of $0.4 million, of which $0.0 million is classified as long-term. As of June 30, 2025, there were no amounts outstanding under the SVB Revolving Facility. Refer to Note 7. “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the SVB Credit Facilities, including aggregate future principal payments under the SVB Term Loan.

On May 13, 2025, we entered into the Second Amendment dated May 13, 2025 to the SVB Credit Agreement (the “Second Amendment”), pursuant to which the lenders agreed to suspend the requirement to comply with the (i) Consolidated Fixed Charge Coverage Ratio covenant for the period ended March 31, 2025 through and including the fiscal quarter ending March 31, 2026 and (ii) the Consolidated Borrower Leverage Ratio covenant for the period ended March 31, 2025. In addition, the Second Amendment increased the interest rate margin applicable to the SVB Revolving Facility and Term Loan by 10 basis points for the period commencing on the effective date of the Second Amendment through (but not including) April 1, 2026. The Second Amendment also requires us to maintain Balance Sheet Cash (defined as unrestricted cash and cash equivalents held in accounts with the lenders and their affiliates) in an amount greater than one and one half (1.5) times the sum of the aggregate principal amount outstanding under the SVB Revolving Facility (including issued letters of credit) and the aggregate principal amount of the SVB Term Loan outstanding at such time, which requirement applies at all times commencing on the effective date of the Second Amendment until the last day of the fiscal quarter ending March 31, 2026. After such time, the minimum Balance Sheet Cash covenant will no longer apply.

In May 2025, the Company made principal payments totaling $20 million on the SVB Term Loan. No additional principal payments are required until the Maturity Date (as defined below).

On August 4, 2025, the Company prepaid all principal amounts outstanding of $34.8 million under the SVB Term Loan, and terminated all commitments outstanding under the SVB Credit Agreement. The SVB Credit Agreement provided Brilliant Earth, LLC with a term loan facility in the aggregate principal amount of $65.0 million and the ability to borrow under its revolving loan facility in an aggregate principal amount of up to $40.0 million. As of August 4, 2025 there were no amounts outstanding under the SVB Revolving Facility of the SVB Credit Agreement.

For the six months ended June 30, 2025, the Company declared and paid $6.7 million of tax distributions to, or on behalf of, members associated with their estimated income tax obligations pursuant to the LLC Agreement. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

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

Cash Flow Analysis

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$1,943	$1,519
Net cash used in investing activities	(1,882)	(1,419)
Net cash used in financing activities	(28,368)	(3,697)
Net decrease in cash, cash equivalents and restricted cash	(28,307)	(3,597)
Cash, cash equivalents and restricted cash at beginning of period	162,141	156,020
Cash, cash equivalents and restricted cash at end of period	$133,834	$152,423

Net Cash Provided By Operating Activities

For the six months ended June 30, 2025, net cash provided by operating activities was $1.9 million compared to net cash provided by operating activities of $1.5 million for the six months ended June 30, 2024, an increase of $0.4 million. This increase was primarily driven by a $6.2 million decrease in cash used from changes in assets and liabilities related to working capital management activities. This increase was partially offset by a decrease in net (loss) income adjusted for non-cash expense addbacks of $5.8 million. The decrease from changes in working capital was primarily due to a decrease in cash used of $12.2 million in accounts payable, accrued expenses and other current liabilities. This decrease in cash used in operating activities was partially offset by increases in cash used of $9.8 million in inventories, operating lease liabilities, and other assets. Also impacting the decrease in cash used was an increase in cash generated of $3.8 million in deferred revenue and prepaid expenses and other current assets.

Net Cash Used In Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $1.9 million compared to $1.4 million for the six months ended June 30, 2024. The increase of $0.5 million was principally due to an increase in purchases of property and equipment related to new facilities leased during the period.

Net Cash Used In Financing Activities

For the six months ended June 30, 2025, net cash used in financing activities was $28.4 million compared to $3.7 million for the six months ended June 30, 2024. The increase of $24.7 million was primarily due to higher payments made on the SVB Term Loan of $19.6 million and higher tax distributions paid to members pursuant to the LLC Agreement of $4.9 million.

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

The SVB Credit Facilities contained, and future financing arrangements that the Company enters into may contain, covenants that may restrict Brilliant Earth, LLC from paying distributions to us, subject to certain exceptions. Further, Brilliant Earth, LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Brilliant Earth, LLC (with certain exceptions), as applicable, exceed the fair value of its assets.

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

On August 7, 2025, our Board of Directors declared a one-time cash dividend of $0.25 per share of our Class A common stock, totaling approximately $25.3 million, payable on September 8, 2025 to all Class A stockholders of record as of August 22, 2025. The cash dividend to Class A stockholders was funded with proceeds from a cash distribution by Brilliant Earth, LLC to its LLC Unitholders, including us.
Contractual Obligations and Commitments

As of June 30, 2025, there were no material changes to our contractual obligations and commitments as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weakness previously identified by management and described below.

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

Changes in Internal Control over Financial Reporting

Other than the actions to remediate the material weakness in our internal control over financial reporting as described above, which are ongoing as of the date of issuance of this Form 10-Q, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

On December 5, 2022, plaintiff Veronica Cusimano, a former employee of the Company, filed a representative action against the Company pursuant to the Private Attorneys General Act of 2004 in California Superior Court, Los Angeles County. The complaint alleges, on behalf of the plaintiff and similarly situated employees and former employees in California, various claims under the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. The plaintiff seeks civil penalties, attorneys' fees and costs in unspecified amounts, and other unspecified damages. On February 10, 2023, the Company filed a petition to compel arbitration on the basis of an agreement between the plaintiff and the Company to arbitrate any claims between them. On April 28, 2023, the petition was denied. On May 9, 2023, the Company appealed the Superior Court's denial of its petition to compel arbitration to the California Court of Appeal, Second Appellate District. On February 24, 2025, the Court of Appeal affirmed the Superior Court's ruling. Since the appellate court's ruling, the plaintiff has indicated the intent to amend the complaint to include class claims. The Company has stipulated to the filing of an amended complaint. The Superior Court entered an order on the parties' stipulation on June 16, 2025. As of the date of this filing, the Company's answer is not yet due. The Company intends to vigorously defend the claims, and, at this time, any liability related to the alleged claims is not currently probable or reasonably estimable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents information with respect to our repurchases of our Class A common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - April 30	41,842	$1.52	41,842	$19.1 million
May 1 -May 31	41,825	$1.49	41,825	$19.1 million
June 1 - June 30	48,457	$1.34	48,457	$19.0 million
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.
(b) None.
(c) During the three months ended June 30, 2025, the following directors and “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

On May 14, 2025, Jeffrey Kuo, the Company's Chief Financial Officer, terminated an existing Rule 10b5-1trading arrangement (the "Kuo Sales Plan") which was adopted by Mr. Kuo on June 2, 2024 that was intended to satisfy the affirmative defense of Rule10b5-1(c) of the Exchange Act and which provided for the sale of an aggregate of up to 55,627 shares of the Company's Class A common stock (a portion of the shares of Class A common stock to be received by Mr. Kuo upon the vesting of restricted stock units as set forth in the Kuo Sales Plan).

Item 6. Exhibit

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

August 7, 2025             By:/s/ Jeffrey Kuo
Jeffrey Kuo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)