Form 10-Q
period 2025-09-30
Brilliant Earth Group, Inc.
filed 2025-11-05
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2025, there were 15,170,213 shares of the registrant's Class A common stock, $0.0001 par value per share, outstanding, 35,822,342 shares of the registrant's Class B common stock, $0.0001 par value per share, outstanding, 49,119,976 shares of the registrant's Class C common stock, $0.0001 par value per share, outstanding and no shares of the registrant's Class D common stock, $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, plans and objectives of management for future operations, including, among others, statements regarding expected growth, introduction of new products, market opportunity, future capital expenditures, and any potential future declarations of cash dividends are forward-looking statements. In some cases, you can identify forward-looking statements by terms, such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “evolve,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “strategy,” “target,” “will,” or “would,” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict.
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
•“SVB Credit Agreement” refers to the credit agreement entered into on May 24, 2022, and as subsequently amended, by Brilliant Earth, LLC, as borrower, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders, which provides for a secured term loan credit facility of $65.0 million (the “SVB Term Loan”) and a secured revolving credit facility in an amount of up to $40.0 million (the “SVB Revolving Facility”, and together with the SVB Term Loan, the “SVB Credit Facilities”). In August 2025, the Company prepaid all principal amounts outstanding of $34.8 million under the SVB Term Loan and terminated all commitments outstanding under the SVB Credit Agreement.
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

Part I - Financial Information
Item 1. Financial Statements
Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$73,429	$161,925
Restricted cash	347	216
Inventories, net	49,132	38,292
Prepaid expenses and other current assets	12,743	10,980
Total current assets	135,651	211,413
Property and equipment, net	19,942	21,626
Deferred tax assets	9,581	9,636
Operating lease right of use assets	33,845	35,222
Other assets	3,947	3,348
Total assets	$202,966	$281,245

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,851	$15,733
Accrued expenses and other current liabilities	29,293	31,714
Deferred revenue	25,676	18,926
Current portion of operating lease liabilities	7,100	6,108
Current portion of long-term debt	—	5,688
Total current liabilities	82,920	78,169

Long-term debt, net of debt issuance costs	—	50,010
Operating lease liabilities	33,255	35,856
Payable pursuant to the Tax Receivable Agreement	7,737	7,828
Total liabilities	123,912	171,863

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.0001 par value, 1,200,000,000 shares authorized; 15,744,890 shares issued and 15,170,213 shares outstanding at September 30, 2025; 14,125,925 shares issued and 13,843,944 shares outstanding at December 31, 2024	2	1
Class B common stock, $0.0001 par value, 150,000,000 shares authorized; 35,822,342 and 35,820,912 shares outstanding at September 30, 2025 and December 31, 2024, respectively	4	4
Class C common stock, $0.0001 par value, 150,000,000 shares authorized; 49,119,976 shares outstanding at September 30, 2025 and December 31, 2024, respectively	5	5
Class D common stock, $0.0001 par value, 150,000,000 shares authorized; none issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	12,806	11,169
Treasury stock, at cost; 574,677 and 281,981 shares at September 30, 2025 and December 31, 2024, respectively	(1,094)	(638)
Retained earnings	256	4,788
Stockholders' equity attributable to Brilliant Earth Group, Inc.	11,979	15,329
Non-controlling interests attributable to Brilliant Earth, LLC	67,075	94,053
Total stockholders' equity	79,054	109,382
Total liabilities and stockholders' equity	$202,966	$281,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$110,252	$99,873	$313,072	$302,636
Cost of sales	46,801	39,103	131,075	119,483
Gross profit	63,451	60,770	181,997	183,153
Operating expenses:
Marketing and advertising	26,132	26,678	75,365	77,122
General and administrative	37,939	35,161	111,988	105,091
Total operating expenses	64,071	61,839	187,353	182,213
(Loss) income from operations	(620)	(1,069)	(5,356)	940
Interest expense	(272)	(1,320)	(2,282)	(3,827)
Other income, net	837	1,525	3,215	4,476
Loss on extinguishment of debt	(573)	—	(573)	—
(Loss) income before tax	(628)	(864)	(4,996)	1,589
Income tax expense	(44)	(211)	(56)	(222)
Net (loss) income	(672)	(1,075)	(5,052)	1,367
Net (loss) income allocable to non-controlling interest	(565)	(934)	(4,313)	1,184
Net (loss) income allocable to Brilliant Earth Group, Inc.	$(107)	$(141)	$(739)	$183

Earnings per share:
Basic	$(0.01)	$(0.01)	$(0.05)	$0.01
Diluted	$(0.01)	$(0.01)	$(0.05)	$0.01
Weighted average shares of common stock outstanding:
Basic	14,993,768	13,545,256	14,555,854	13,203,551
Diluted	14,993,768	13,545,256	14,555,854	98,527,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock						Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Stockholders' Equity
Balance, January 1, 2025	13,843,944	$1	35,820,912	$4	49,119,976	$5	$11,169	$(638)	$4,788	$15,329	84,940,888	$94,053	$109,382
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	(5,349)	(5,349)
Conversion of Class B to Class A common stock	2,700	—	(2,700)	—	—	—	—	—	—	—	(2,700)	—	—
RSU vesting during period	661,156	—	—	—	—	—		—	—	—	—	—	—
Repurchases of common stock	(102,460)	—	—	—	—	—	—	(163)	—	(163)	—	—	(163)
Class B shares issued upon vesting of LLC units	—	—	21,191	—	—	—	—	—	—	—	21,191	—	—
Equity-based compensation	—	—	—	—	—	—	2,342	—	—	2,342	—	27	2,369
Net loss	—	—	—	—	—	—	—	—	(466)	(466)	—	(2,801)	(3,267)
Rebalancing of controlling and noncontrolling interests	—	—	—	—	—	—	(2,114)	—	—	(2,114)	—	2,114	—
Balance, March 31, 2025	14,405,340	$1	35,839,403	$4	49,119,976	$5	$11,397	$(801)	$4,322	$14,928	84,959,379	$88,044	$102,972
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	(1,308)	(1,308)
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—	—
RSU vesting during period	581,177	—	—	—	—	—		—	—	—	—	—	—
Repurchases of common stock	(132,124)	—	—	—	—	—	—	(197)	—	(197)	—	—	(197)
Class B shares issued upon vesting of LLC units	—	—	3,712	—	—	—	—	—	—	—	3,712	—	—
Equity-based compensation	—	—	—	—	—	—	2,318	—	—	2,318	—	10	2,328
Net loss	—	—	—	—	—	—	—	—	(166)	(166)	—	(947)	(1,113)
Rebalancing of controlling and noncontrolling interests	—	—	—	—	—	—	(1,602)	—	—	(1,602)	—	1,602	—
Balance, June 30, 2025	14,854,393	$1	35,843,115	$4	49,119,976	$5	$12,113	$(998)	$4,156	$15,281	84,963,091	$87,401	$102,682
Dividends and distributions to members	—	—	—	—	—	—	—	—	—	—	—	(21,323)	(21,323)
Conversion of Class B to Class A common stock	20,773	—	(20,773)	—	—	—	—	—	—	—	(20,773)	—	—
RSU vesting during period	353,159	1	—	—	—	—	(1)	—	—	—	—	—	—
Repurchases of common stock	(58,112)	—	—	—	—	—	—	(96)	—	(96)	—	—	(96)
Class B shares issued upon vesting of LLC units	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	2,256	—	—	2,256	—	—	2,256
Net loss	—	—	—	—	—	—	—	—	(107)	(107)	—	(565)	(672)
Dividends paid on Class A common stock	—	—	—	—	—	—	—	—	(3,793)	(3,793)	—	—	(3,793)
Rebalancing of controlling and noncontrolling interests	—	—	—	—	—	—	(1,562)	—	—	(1,562)	—	1,562	—
Balance, September 30, 2025	15,170,213	$2	35,822,342	$4	49,119,976	$5	12,806	$(1,094)	$256	$11,979	84,942,318	$67,075	$79,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock						Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Stockholders' Equity
Balance, January 1, 2024	12,522,146	$1	35,688,349	$4	49,119,976	$5	$8,275	$—	$4,247	$12,532	84,808,325	$84,924	$97,456
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	—	(988)	(988)
Conversion of Class B to Class A common stock	16,260	—	(16,260)	—	—	—	—	—	—	—	(16,260)	—	—
RSU vesting during period	506,264	—	—	—	—	—	—	—	—	—	—	—	—
Repurchases of common stock	(32,371)	—	—	—	—	—	—	(100)	—	(100)	—	—	(100)
Class B shares issued upon vesting of LLC units	—	—	84,187	—	—	—	—	—	—	—	84,187	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	(164)	—	—	(164)	—	—	(164)
Equity-based compensation	—	—	—	—	—	—	2,541	—	—	2,541	—	46	2,587
Net income	—	—	—	—	—	—	—	—	139	139	—	928	1,067
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(1,674)	—	—	(1,674)	—	1,674	—
Balance, March 31, 2024	13,012,299	$1	35,756,276	$4	49,119,976	$5	$8,978	$(100)	$4,386	$13,274	84,876,252	$86,584	$99,858
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	—	(539)	(539)
RSU vesting during period	484,548	—	—	—	—	—	—	—	—	—	—	—	—
Repurchases of common stock	(61,694)	—	—	—	—	—	—	(159)	—	(159)	—	—	(159)
Class B shares issued upon vesting of LLC units	—	—	22,338	—	—	—	—	—	—	—	22,338	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	(11)	—	—	(11)	—	—	(11)
Equity-based compensation	—	—	—	—	—	—	2,398	—	—	2,398	—	27	2,425
Net income	—	—	—	—	—	—	—	—	185	185	—	1,190	1,375
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(1,621)	—	—	(1,621)	—	1,621	—
Balance, June 30, 2024	13,435,153	$1	35,778,614	$4	49,119,976	$5	$9,744	$(259)	$4,571	$14,066	84,898,590	$88,883	$102,949
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	—	(50)	(50)
RSU vesting during period	315,189	—	—	—	—	—	—	—	—	—	—	—	—
Repurchases of common stock	(80,490)	—	—	—	—	—	—	(179)	—	(179)	—	—	(179)
Class B shares issued upon vesting of LLC units	—	—	21,148	—	—	—	—	—	—	—	21,148	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	186	—	—	186	—	—	186
Equity-based compensation	—	—	—	—	—	—	2,497	—	—	2,497	—	27	2,524
Net loss	—	—	—	—	—	—	—	—	(141)	(141)	—	(934)	(1,075)
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(1,960)	—	—	(1,960)	—	1,960	—
Balance, September 30, 2024	13,669,852	$1	35,799,762	$4	49,119,976	$5	$10,467	$(438)	$4,430	$14,469	84,919,738	$89,886	$104,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net (loss) income	$(5,052)	$1,367
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	4,581	3,846
Equity-based compensation	6,953	7,536
Non-cash operating lease cost	4,812	3,821
Loss on debt extinguishment	573	—
Amortization of debt issuance costs	179	218
Deferred tax expense	56	222
Other	223	(118)
Changes in assets and liabilities:
Inventories	(11,063)	(585)
Prepaid expenses and other current assets	(1,766)	301
Other assets	(617)	(726)
Accounts payable, accrued expenses and other current liabilities	2,200	(10,582)
Deferred revenue	6,750	1,982
Operating lease liabilities	(5,278)	(3,778)
Net cash provided by operating activities	2,551	3,504
Investing activities
Purchases of property and equipment	(2,493)	(2,730)
Net cash used in investing activities	(2,493)	(2,730)
Financing activities
Dividends paid on Class A common stock	(3,793)	—
Payments on SVB term loan	(56,063)	(1,625)
Repurchases of common stock	(456)	(438)
Payment of debt issuance costs	(131)	(100)
Distributions and TRA payments to members	(27,980)	(1,763)
Net cash used in financing activities	(88,423)	(3,926)
Net decrease in cash, cash equivalents and restricted cash	(88,365)	(3,152)
Cash, cash equivalents and restricted cash at beginning of period	162,141	156,020
Cash, cash equivalents and restricted cash at end of period	$73,776	$152,868

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$73,429	$152,653
Restricted cash	347	215
Total cash, cash equivalents, and restricted cash	$73,776	$152,868

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,669	$6,199
Change in deferred tax assets associated with redemption of LLC Units	(1)	(188)
TRA Obligation associated with redemption of LLC Units	2	(199)
Purchases of property and equipment included in accounts payable and accrued liabilities	404	877
Change in APIC related to redemption of LLC Units	—	11

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

The non-controlling interest on the unaudited condensed consolidated statements of operations represents the portion of income or loss attributable to the economic interest in Brilliant Earth, LLC held by the Continuing Equity Owners. The non-controlling interest on the unaudited condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of September 30, 2025, the non-controlling interest was 84.9%. At the end of each reporting period, equity related to Brilliant Earth, LLC that is attributable to Brilliant Earth Group, Inc. and the Continuing Equity Owners is rebalanced to reflect Brilliant Earth Group, Inc.'s and the Continuing Equity Owners' ownership in Brilliant Earth, LLC.

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
At September 30, 2025 and December 31, 2024, there were no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

The carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

Cash and Cash Equivalents

As of September 30, 2025 and December 31, 2024, money market fund accounts included in cash equivalents was $33.5 million and $71.6 million, respectively, and classified as Level 1 financial instruments. The Company recognized interest income of $0.8 million and $3.2 million for the three and nine months ended September 30, 2025, respectively, and $1.6 million and $4.6 million for the three and nine months ended September 30, 2024, respectively. Interest income is included in other income, net in the unaudited condensed consolidated statements of operations.

Segment Information

The Company operates in one operating and reporting segment which, is the retail sale of diamonds, gemstones and jewelry. See Note 3, Revenue, for disclosure of total net sales by geography. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer (“CEO”), has chosen to review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The CODM utilizes net (loss) income to assess financial performance and allocate resources.

The CODM is provided with and uses the consolidated balance sheet information as is presented in the unaudited condensed consolidated balance sheets.

The CODM is provided with and uses the consolidated expenses as noted on the face of the unaudited condensed consolidated statements of operations.

Cash Dividends

In August 2025, the Board of Directors of the Company declared a one-time cash dividend of $0.25 per share to holders of its Class A common stock and holders of common units of Brilliant Earth, LLC, respectively. The distribution from Brilliant Earth, LLC totaled approximately $25.0 million, of which a pro rata portion was used by the Company to fund the dividend. Payment of the dividend was made on September 8, 2025 to holders of record of the Company's Class A common stock as of the close of business on August 22, 2025.

Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of the Company's Board of Directors, subject to the requirements of applicable law, compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon the Company's business prospects, results of operations, financial condition, cash requirements and availability, industry trends, and other factors that the Board of Directors may deem relevant.

Recent Accounting Pronouncements

Accounting Pronouncements Issued but Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU will have no impact on the Company's consolidated financial statements except for additional disclosures, and we are currently evaluating the impact on the income tax related disclosures.

In November 2024, the FASB issued ASU 2024-03, to improve financial reporting under ASC 220, Income Statement-Reporting Comprehensive Income. The guidance requires entities to disclose additional information about specific expense categories related to cost of sales and operating expenses in the notes to financial statements at interim and annual reporting periods. This ASU will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are still evaluating the impact this ASU will have on our financial statements and related disclosures.

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

Basic and diluted earnings per share of Class A common stock have been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2025	2024	2025	2024
Net (loss) income attributable to Brilliant Earth Group, Inc., BASIC	$(107)	$(141)	$(739)	$183
Add: Net (loss) income impact from assumed redemption of all LLC Units to common stock	(565)	(934)	(4,313)	1,184
Add (less): Income tax benefit (expense) on net (loss) income attributable to NCI	144	239	1,097	(302)
Net (loss) income attributable to Brilliant Earth Group, Inc., after adjustment for assumed conversion, DILUTED	$(528)	$(836)	$(3,955)	$1,065

Denominator:
Weighted average shares of common stock outstanding, BASIC	14,993,768	13,545,256	14,555,854	13,203,551
Dilutive effects of:
Vested LLC Units that are exchangeable for common stock	—	—	—	85,180,049
Unvested LLC Units that are exchangeable for common stock	—	—	—	55,708
RSUs	—	—	—	87,863
Weighted average shares of common stock outstanding, DILUTED	14,993,768	13,545,256	14,555,854	98,527,171

BASIC earnings per share	$(0.01)	$(0.01)	$(0.05)	$0.01
DILUTED earnings per share	$(0.01)	$(0.01)	$(0.05)	$0.01

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
For the three and nine months ended September 30, 2025 and 2024, the dilutive impact of LLC Units convertible into common stock were included in the computation of diluted earnings per share under the if-converted method, except when the effect would be anti-dilutive. The dilutive impact of unvested LLC Units and RSUs were included using the treasury stock method, except when the effect would be anti-dilutive.

The following table presents the securities for the three and nine months ended September 30, 2025 and 2024, that have been excluded from the computations of earnings per share because such impact would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Vested LLC Units	84,944,802	84,905,562	84,951,274	—
RSUs	4,097,173	4,386,404	4,006,162	3,616,374
Stock options	665,905	681,592	665,905	723,667
Unvested LLC Units	—	59,969	6,330	14,864

3. REVENUE

Disaggregation of Revenue
The following table discloses total net sales by geography for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$105,758	$95,571	$301,715	$290,845
International	4,494	4,302	11,357	11,791
Total net sales	$110,252	$99,873	$313,072	$302,636

Contract Balances

Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred.
As of September 30, 2025, December 31, 2024, and December 31, 2023, total deferred revenue that includes our contract balances was $25.7 million, $18.9 million, and $19.6 million, respectively.

During the three months ended September 30, 2025 and 2024, the Company recognized $19.9 million and $20.2 million, respectively, of revenue that was deferred as of June 30, 2025 and June 30, 2024, respectively.

During the nine months ended September 30, 2025 and 2024, the Company recognized $18.4 million and $18.9 million, respectively, of revenue that was deferred as of December 31, 2024 and December 31, 2023, respectively.

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

As of September 30, 2025 and December 31, 2024, refund liabilities balances were $1.5 million and $2.9 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.

As of September 30, 2025 and December 31, 2024, returns asset balances were $0.6 million and $1.1 million, respectively, and are included within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.

4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Loose diamonds	$12,970	$6,097
Fine jewelry and other	36,922	32,732
Allowance for inventory obsolescence	(760)	(537)
Total inventories, net	$49,132	$38,292

The allowance for inventory obsolescence consists of the following (in thousands):

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$(537)	$(355)
Change in allowance for inventory obsolescence	(223)	157
Balance at end of period	$(760)	$(198)

As of September 30, 2025 and December 31, 2024, the Company had $15.2 million and $15.6 million, respectively, in consigned inventory held on behalf of suppliers which is not recorded in the unaudited condensed consolidated balance sheets.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Vendor expenses	$12,906	$12,609
Accrued payroll expenses	6,675	6,191
Sales and other tax payable accrual	2,984	4,276
Provision for sales returns and allowances	1,520	2,869
Current portion of TRA	93	—
Other	5,115	5,769
Total accrued expenses and other current liabilities	$29,293	$31,714

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue. The provision for sales returns and allowances consists of the following (in thousands):

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$2,869	$2,449
Provision	20,572	18,505
Returns and allowances	(21,921)	(19,574)
Balance at end of period	$1,520	$1,380

6. LEASES

Total operating lease costs were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2025	2024	2025	2024
Operating lease costs	General and administrative expense	$2,221	$1,997	$6,571	$5,780
Operating lease costs	Cost of sales	69	69	205	205
Variable lease costs	General and administrative expense	478	437	1,429	1,255
Variable lease costs	Cost of sales	44	34	142	102
Sublease income	General and administrative expense	(53)	(52)	(159)	(88)
Total lease costs		$2,759	$2,485	$8,188	$7,254

The maturity analysis of the operating lease liabilities as of September 30, 2025 was as follows (in thousands):

Amount
For the remainder of the year ending December 31, 2025	$1,708
Years ending December 31,
2026	10,005
2027	8,693
2028	7,537
2029	6,688
2030	5,328
Thereafter	8,159
Total minimum lease payments	48,118
Less: imputed interest	(7,763)
Net present value of operating lease liabilities	40,355
Less: current portion	(7,100)
Long-term portion	$33,255

As of September 30, 2025, future minimum tenant operating receipts remaining under the third-party sublease were $0.3 million with a remaining sublease term of 1.2 years.

The weighted-average remaining lease term and weighted-average discount rate on long-term leases were as follows:

	Nine Months Ended September 30,
	2025	2024
Weighted-average remaining lease term - operating leases	5.6 years	6.6 years
Weighted-average discount rate - operating leases	6.1%	5.9%

Cash paid for amounts included in the measurement of lease liabilities was $7.2 million and $5.9 million for the nine months ended September 30, 2025 and 2024, respectively.

7. DEBT

The following table summarizes the net carrying amount of the Company's outstanding debt as of September 30, 2025 and December 31, 2024, net of debt issuance costs (in thousands):

	September 30, 2025			December 31, 2024
	Outstanding principal	Debt issuance costs	Net carrying amount	Outstanding principal	Debt issuance costs	Net carrying amount
Current portion	$—	$—	$—	$5,688	$—	$5,688
Long term	—	—	—	50,375	(365)	50,010
Total debt	$—	$—	$—	$56,063	$(365)	$55,698

In May 2025, the Company made principal payments totaling $20 million on the SVB Term Loan. No additional principal payments were required until the Maturity Date (as defined below).

In August 2025, the Company prepaid all principal amounts outstanding of $34.8 million under the SVB Term Loan and terminated all commitments outstanding under the SVB Credit Agreement. As a result of the prepayment, the Company recognized a loss on debt extinguishment of $0.6 million associated with the write-off of unamortized debt issuance costs.

Credit Agreement - Silicon Valley Bank
On May 24, 2022, Brilliant Earth, LLC, as borrower, and Silicon Valley Bank (“SVB”), as administrative agent and collateral agent for the lenders, entered into the SVB Credit Agreement which provided for a secured term loan credit facility of $65.0 million (the “SVB Term Loan”) and a secured revolving credit facility in an amount of up to $40.0 million (the “SVB Revolving Facility,” and together with the SVB Term Loan, the “SVB Credit Facilities”). The SVB Credit Facilities were set to mature on May 24, 2027 (the “Maturity Date”).
The SVB Credit Facilities were subject to customary affirmative covenants and negative covenants as well as financial maintenance covenants. The financial covenants were tested at the end of each fiscal quarter, and require that (a) the Company and its subsidiaries not have a Consolidated Fixed Charge Coverage Ratio (defined as the ratio of (i) Consolidated EBITDA, less cash taxes (including tax distributions), less certain capital expenditures, less cash dividends and other cash restricted payments, to (ii) the sum of cash interest expense and scheduled principal payments on outstanding debt (in each case, as further defined in the SVB Credit Agreement)) of less than 1.25 to 1.00, (b) the Company and its subsidiaries not have a Consolidated Total Leverage Ratio of more than 4.00 to 1.00, and (c) Brilliant Earth, LLC and its subsidiaries not have a Consolidated Borrower Leverage Ratio (defined substantially similar as Consolidated Total Leverage Ratio, but limited to Brilliant Earth, LLC and its subsidiaries) in excess of 3.00 to 1.00 (which level is subject to temporary increases to 4.00 to 1.00 in connection with certain acquisitions).
On May 13, 2025, the Company entered into the Second Amendment to the SVB Credit Agreement (the “Second Amendment”), pursuant to which the lenders agreed to suspend the requirement to comply with the (i) Consolidated Fixed Charge Coverage Ratio covenant for the period ended March 31, 2025 through and including the fiscal quarter ending March 31, 2026 and (ii) the Consolidated Borrower Leverage Ratio covenant for the period ended March 31, 2025. In addition, the Second Amendment increased the interest rate margin applicable to the SVB Revolving Facility and Term Loan by 10 basis points for the period commencing on the effective date of the Second Amendment through (but not including) April 1, 2026. Borrowings under the SVB Credit Facilities bore interest at either (a) a secured overnight financing rate plus an annual adjustment of 0.125%, plus an applicable margin of 2.35% to 2.85%, depending on the Consolidated Total Leverage Ratio, or an alternate base rate plus an applicable margin of 1.35% to 1.85%, depending on the Consolidated Total Leverage Ratio, each subject to a 0.00% floor.

The Second Amendment also required us to maintain Balance Sheet Cash (defined as unrestricted cash and cash equivalents held in accounts with the Lenders and their affiliates) in an amount greater than one and one half (1.5) times the sum of the aggregate principal amount outstanding under the SVB Revolving Facility (including issued letters of credit) and the aggregate principal amount of the SVB Term Loan outstanding at such time, which requirement applies at all times commencing on the effective date of the Second Amendment until the last day of the fiscal quarter ending March 31, 2026. After such time, the minimum Balance Sheet Cash covenant no longer applied.

As a result of the prepayment of all principal amounts outstanding under the SVB Term Loan, and termination of all commitments outstanding under the SVB Credit Agreement, the Company no longer is required to be in compliance with any covenants under the SVB Credit Agreement as of September 30, 2025.
The Company's effective interest rate on debt was 8.41% and 8.18% for the three and nine months ended September 30, 2025, respectively, and 8.49% and 8.44% for the three and nine months ended September 30, 2024, respectively.

8. EQUITY-BASED COMPENSATION

Grants of Restricted Stock Units

The following table summarizes the activity related to the Company's restricted stock units (“RSUs”) for the for the nine months ended September 30, 2025:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2024, unvested	3,847,636	$4.29
Granted	1,765,939	$1.56
Vested	(1,595,492)	$4.73
Forfeited	(104,619)	$4.22
Balance as of September 30, 2025, unvested	3,913,464	$2.88

Total compensation expense for RSUs was $2.3 million and $6.8 million for the three and nine months ended September 30, 2025, respectively, and $2.4 million and $7.0 million for the three and nine months ended September 30, 2024, respectively, and is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of September 30, 2025, total compensation cost related to unvested RSUs not yet recognized is $9.8 million and is expected to be recognized over a weighted-average period of approximately 2.0 years.

9. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

Overview of Income Taxes

Brilliant Earth Group, Inc. is taxed as a subchapter C corporation and is subject to federal and state income taxes. Brilliant Earth Group, Inc.'s sole material asset is its ownership interest in Brilliant Earth, LLC, which is a limited liability company that is taxed as a partnership for U.S. federal and certain state and local income tax purposes. Brilliant Earth, LLC's net taxable income or loss and related tax credits, if any, are passed through to its members on a pro-rata basis and included in the member's tax returns. The income tax burden on the income taxed to the non-controlling interest holders is not reported by the Company in its unaudited condensed consolidated financial statements under GAAP.

The Company files U.S. federal and certain state income tax returns. The income tax returns of the Company are subject to examination by U.S. federal and state taxing authorities for various time periods, depending on those jurisdictions' rules, generally after the income tax returns are filed.

Tax Provision and Deferred Tax Asset
At the end of each interim period, Brilliant Earth Group, Inc. estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period. The Company's effective tax rate of (1.12)% for the nine months ended September 30, 2025, differs from the U.S. federal statutory tax rate of 21% primarily due to income associated with the non-controlling interest, state tax expense and other permanent items.

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

In addition, as part of the IPO, the Company entered into the TRA with the Continuing Equity Owners to pay 85% of the tax savings from the tax basis adjustment to them as such savings are realized. Amounts payable under the TRA are contingent upon, among other things, generation of sufficient future taxable income during the term of the TRA. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders' equity, and the effects of changes in any of our estimates after this date will be included in net (loss) income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net (loss) income.

As of September 30, 2025, related to the TRA, the Company has recorded (i) a deferred tax asset in the amount of $8.3 million, (ii) a corresponding estimated liability with a balance of $7.8 million representing 85% of the projected tax benefits to the Continuing Equity Owners; and (iii) $0.6 million of additional paid-in capital.

One Big Beautiful Bill Act

In July, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. Among other provisions, the Act includes permanently extending and modifying certain expiring provisions of the 2017 Tax Cuts and Jobs Act and immediate expensing of domestic research and development expenses. The Company is evaluating the impacts of these provisions and does not expect the Act to have a material impact on our consolidated financial statements or annual effective tax rate for 2025.

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

Below is a summary of our performance for the three months ended September 30, 2025:

•Net sales of $110.3 million, up 10.4% compared to $99.9 million for the three months ended September 30, 2024;
•Net loss of $0.7 million, up 37.5% compared to net loss of $1.1 million for the three months ended September 30, 2024;
•Net loss margin of 0.6%, compared to net loss margin of 1.1% for the three months ended September 30, 2024;
•Adjusted EBITDA of $3.6 million, flat compared to $3.6 million for the three months ended September 30, 2024; and
•Adjusted EBITDA margin of 3.2%, compared to 3.6% for the three months ended September 30, 2024.

Below is a summary of our performance for the nine months ended September 30, 2025:

•Net sales of $313.1 million, up 3.4% compared to $302.6 million for the nine months ended September 30, 2024;
•Net loss of $5.1 million, down 469.6% compared to net income of $1.4 million for the nine months ended September 30, 2024;
•Net loss margin of 1.6%, compared to net income margin of 0.5% for the nine months ended September 30, 2024;
•Adjusted EBITDA of $7.8 million, down 44.9%, compared to $14.2 million for the nine months ended September 30, 2024; and
•Adjusted EBITDA margin of 2.5%, compared to 4.7% for the nine months ended September 30, 2024.

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

In addition, on October 1, 2025, the U.S. government shut down and certain regulatory agencies, such as the SEC, have had to furlough critical government employees and stop critical activities. If a prolonged government shutdown occurs, it could impact our ability to access the public markets and obtain necessary capital in order to properly fund our operations.

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

Comparison of Three Months Ended September 30, 2025 and 2024

The following table sets forth our statements of operations for the three months ended September 30, 2025 and 2024, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended September 30,
	2025		2024		Period change
	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$110,252	100.0%	$99,873	100.0%	$10,379	10.4%
Cost of sales	46,801	42.4%	39,103	39.2%	7,698	19.7%
Gross profit	63,451	57.6%	60,770	60.8%	2,681	4.4%
Operating expenses:
Marketing and advertising	26,132	23.7%	26,678	26.7%	(546)	(2.0)%
General and administrative	37,939	34.4%	35,161	35.2%	2,778	7.9%
Total operating expenses	64,071	58.1%	61,839	61.9%	2,232	3.6%
Loss from operations	(620)	(0.6)%	(1,069)	(1.1)%	449	42.0%
Interest expense	(272)	(0.2)%	(1,320)	(1.3)%	1,048	79.4%
Other income, net	837	0.8%	1,525	1.5%	(688)	(45.1)%
Loss on extinguishment of debt	(573)	(0.5)%	—	—%	(573)	(100.0)%
Loss before tax	(628)	(0.6)%	(864)	(0.9)%	236	27.3%
Income tax expense	(44)	—%	(211)	(0.2)%	167	79.1%
Net loss	(672)	(0.6)%	(1,075)	(1.1)%	403	37.5%
Net loss allocable to non-controlling interest	(565)	(0.5)%	(934)	(0.9)%	(369)	(39.5)%
Net loss allocable to Brilliant Earth Group, Inc.	$(107)	(0.1)%	$(141)	(0.1)%	$34	24.1%
Net Sales

Net sales for the three months ended September 30, 2025 increased by $10.4 million, or 10.4%, compared to the three months ended September 30, 2024. The increase in net sales was due to an increase of 16.8% in order volumes partially offset by a decrease of 5.5% in AOV.

The increase of 16.8% in order volumes was due to strong performance in lower price point products, including fine jewelry, continued effectiveness of our customer acquisition and retention activities and the opening of new showrooms.

The decrease in AOV was primarily driven by a higher mix of lower price point products, including fine jewelry.

Gross Profit

Gross profit for the three months ended September 30, 2025 increased by $2.7 million, or 4.4%, compared to the three months ended September 30, 2024. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, decreased by 320 basis points for the three months ended

September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by higher gold and platinum costs and the impact of tariffs. This decrease was partially offset by continued optimization of our pricing engine, procurement efficiencies, and other efforts to manage our gross margins to target levels.

Operating Expenses

Operating expenses for the three months ended September 30, 2025 increased by $2.2 million, or 3.6%, compared to the three months ended September 30, 2024. Operating expenses as a percentage of net sales decreased by 380 basis points for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in operating expenses was primarily driven by an increase in employment expenses of $1.8 million and an increase in other general and administrative expenses of $0.9 million. These increases were partially offset by a decrease in marketing expenses of $0.5 million for the period.

The increase in employment expenses was primarily driven by an increase in salaries and wages and other benefits expense primarily due to the addition of staff to support our growth. The increase in other general and administrative expenses was primarily driven by increases in rent, and lease-related expenses, professional fees and depreciation expense. These increases were partially offset by a decrease in pre-opening expenses from the opening of new showrooms and a decrease in information technology and other software-related costs as compared to the three months ended September 30, 2024. The decrease in marketing expenses compared to the three months ended September 30, 2024 resulted from our continued focus on improving the effectiveness and efficiency of our marketing spend.

Interest Expense

Interest expense for the three months ended September 30, 2025 decreased by $1.0 million, or 79.4%, compared to the three months ended September 30, 2024, primarily due to the prepayment of all principal amounts outstanding of $34.8 million under the SVB Term Loan in August 2025. As a result of the prepayment, the Company recognized a loss on debt extinguishment of $0.6 million associated with the write-off of unamortized debt issuance costs.

Other Income, net

Other income, net for the three months ended September 30, 2025 decreased by $0.7 million, or 45.1%, compared to the three months ended September 30, 2024, primarily due to decreased interest income earned on our cash balances. Additionally, this amount includes immaterial losses on exchange rates on consumer payments and other miscellaneous income.

Income Tax Expense

The decrease in Brilliant Earth Group, Inc.'s income tax expense of $0.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to changes in deferred taxes related to the outside basis difference of Brilliant Earth Group, Inc.'s investment in Brilliant Earth, LLC.

Comparison of Nine Months Ended September 30, 2025 and 2024

The following table sets forth our statements of operations for the nine months ended September 30, 2025 and 2024, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Nine Months Ended September 30,
	2025		2024		Period change
	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$313,072	100.0%	$302,636	100.0%	$10,436	3.4%
Cost of sales	131,075	41.9%	119,483	39.5%	11,592	9.7%
Gross profit	181,997	58.1%	183,153	60.5%	(1,156)	(0.6)%
Operating expenses:
Marketing and advertising	75,365	24.1%	77,122	25.5%	(1,757)	(2.3)%
General and administrative	111,988	35.8%	105,091	34.7%	6,897	6.6%
Total operating expenses	187,353	59.8%	182,213	60.2%	5,140	2.8%
(Loss) income from operations	(5,356)	(1.7)%	940	0.3%	(6,296)	(669.8)%
Interest expense	(2,282)	(0.7)%	(3,827)	(1.3)%	1,545	40.4%
Other income, net	3,215	1.0%	4,476	1.5%	(1,261)	(28.2)%
Loss on extinguishment of debt	(573)	(0.2)%	—	—%	(573)	(100.0)%
(Loss) income before tax	(4,996)	(1.6)%	1,589	0.5%	(6,585)	(414.4)%
Income tax expense	(56)	—%	(222)	(0.1)%	166	74.8%
Net (loss) income	(5,052)	(1.6)%	1,367	0.5%	(6,419)	(469.6)%
Net (loss) income allocable to non-controlling interest	(4,313)	(1.4)%	1,184	0.4%	(5,497)	(464.3)%
Net (loss) income allocable to Brilliant Earth Group, Inc.	$(739)	(0.2)%	$183	0.1%	$(922)	(503.8)%

Net Sales

Net sales for the nine months ended September 30, 2025 increased by $10.4 million, or 3.4%, compared to the nine months ended September 30, 2024. The increase in net sales was due to an increase of 15.9% in order volumes, partially offset by a decrease of 10.7% in AOV.

The 15.9% increase in order volumes was due to strong performance in lower price point products, including fine jewelry, continued effectiveness of our customer acquisition and retention activities and the opening of new showrooms.

The decrease in AOV was driven by a higher mix of lower price point products, including fine jewelry, and comparatively stronger performance of engagement rings priced below $5,000.

Gross Profit

Gross profit for the nine months ended September 30, 2025 decreased by $1.2 million, or 0.6%, compared to the nine months ended September 30, 2024. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, decreased by 240 basis points for the nine months ended

September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by higher gold and platinum costs. This decrease was partially offset by continued optimization of our pricing engine, procurement efficiencies, and other efforts to manage our gross margins to target levels.

Operating Expenses

Operating expenses for the nine months ended September 30, 2025 increased by $5.1 million, or 2.8%, compared to the nine months ended September 30, 2024. Operating expenses as a percentage of net sales decreased by 40 basis points for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in operating expenses was primarily driven by an increase in employment expenses of $3.7 million and an increase in other general and administrative expenses of $3.2 million. These increases were partially offset by a decrease in marketing expenses of $1.8 million for the period.

The increase in employment expenses was primarily driven by an increase in salaries and wages and other benefits expense primarily due to the addition of staff to support our growth. The increase in other general and administrative expenses was primarily driven by an increase in rent, and lease-related expenses, professional fees, information technology and other software-related costs, and depreciation expense. These increases were partially offset by a decrease in product development costs as compared to the nine months ended September 30, 2024. The decrease in marketing expenses compared to the nine months ended September 30, 2024 resulted from our continued focus on improving the effectiveness and efficiency of our marketing spend.

Interest Expense

Interest expense for the nine months ended September 30, 2025 decreased by $1.5 million, or 40.4%, compared to the nine months ended September 30, 2024, primarily due to the principal payments made on the SVB Term Loan totaling $20 million in May 2025, as well as, the prepayment of all principal amounts outstanding of $34.8 million under the SVB Term Loan in August 2025. As a result of the prepayment, the Company recognized a loss on debt extinguishment of $0.6 million associated with the write-off of unamortized debt issuance costs.

Other Income, net

Other income, net for the nine months ended September 30, 2025 decreased by $1.3 million, or 28.2%, compared to the nine months ended September 30, 2024, primarily due to decreased interest income earned on our cash balances. Additionally, this amount includes immaterial losses on exchange rates on consumer payments and other miscellaneous income.

Income Tax Expense

The decrease in Brilliant Earth Group, Inc.'s income tax expense of $0.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to lower pre-tax income in the current year and changes in deferred taxes related to the outside basis difference of Brilliant Earth Group, Inc.'s investment in Brilliant Earth, LLC.

Key Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

The following table sets forth our key performance metrics for the periods presented (amounts in thousands, except for total orders and AOV):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net Sales	$110,252	$99,873	$10,379	10.4%	$313,072	$302,636	10,436	3.4%
Total Orders	49,910	42,744	7,166	16.8%	147,980	127,673	20,307	15.9%
AOV	$2,209	$2,337	$(128)	(5.5)%	$2,116	$2,370	$(254)	(10.7)%

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

The following table presents a reconciliation of net (loss) income and net (loss) income margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(672)	$(1,075)	$(5,052)	$1,367
Interest expense	272	1,320	2,282	3,827
Income tax expense	44	211	56	222
Depreciation expense	1,549	1,341	4,581	3,846
Amortization of cloud-based software implementation costs	203	241	569	659
Showroom pre-opening expense	173	599	1,074	1,221
Equity-based compensation expense	2,256	2,524	6,953	7,536
Other income, net (1)	(837)	(1,525)	(3,215)	(4,476)
Loss on extinguishment of debt	573	—	573	—
Adjusted EBITDA	$3,561	$3,636	$7,821	$14,202
Net (loss) income margin	(0.6)%	(1.1)%	(1.6)%	0.5%
Adjusted EBITDA margin	3.2%	3.6%	2.5%	4.7%
(1) Other income, net consists primarily of interest and other miscellaneous income, partially offset by expenses such as losses on exchange rates on consumer payments.

Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to Continuing Equity Owners, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from capital-raising activities and borrowings under our loan facilities. We have historically had negative working capital driven by our high inventory turns and typical collection of payments from customers prior to payment of suppliers. As of September 30, 2025, we had a cash balance, excluding restricted cash, of $73.4 million, and negative working capital, excluding non-restricted cash, of ($20.7) million.

In May 2025, the Company made principal payments totaling $20 million on the SVB Term Loan.

In August 2025, the Company prepaid all principal amounts outstanding of $34.8 million under the SVB Term Loan, and terminated all commitments outstanding under the SVB Credit Agreement. The SVB Credit Agreement provided Brilliant Earth, LLC with a term loan facility in the aggregate principal amount of $65.0 million and the ability to borrow under its revolving loan facility in an aggregate principal amount of up to $40.0 million. As a result of the prepayment, the Company recognized a loss on debt extinguishment of $0.6 million associated with the write-off of unamortized debt issuance costs. Refer to Note 7. “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the SVB Credit Facilities.

In August 2025, our Board of Directors declared a one-time cash dividend of $0.25 per share to holders of our Class A common stock and holders of common units of Brilliant Earth, LLC, respectively. The distribution from Brilliant Earth, LLC totaled approximately $25.0 million, of which a pro rata portion was used by us to fund the dividend. Payment of the dividend was made on September 8, 2025 to holders of record of our Class A common stock as of the close of business on August 22, 2025. Approximately $21.2 million was paid to holders of common units of Brilliant Earth, LLC and approximately $3.8 million was paid to holders of the Company's Class A common stock.

For the nine months ended September 30, 2025, the Company declared and paid $6.7 million of distributions to, or on behalf of, members associated with their estimated income tax obligations pursuant to the LLC Agreement. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

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

We believe, based on our current projections, that we have sufficient sources of liquidity to meet our projected operating, tax distribution requirements for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q.

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

To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, such as attempts to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. Any new debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. We cannot ensure that we could obtain new debt financing on favorable terms or at all.

Cash Flow Analysis

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$2,551	$3,504
Net cash used in investing activities	(2,493)	(2,730)
Net cash used in financing activities	(88,423)	(3,926)
Net decrease in cash, cash equivalents and restricted cash	(88,365)	(3,152)
Cash, cash equivalents and restricted cash at beginning of period	162,141	156,020
Cash, cash equivalents and restricted cash at end of period	$73,776	$152,868

Net Cash Provided By Operating Activities

For the nine months ended September 30, 2025, net cash provided by operating activities was $2.6 million compared to net cash provided by operating activities of $3.5 million for the nine months ended September 30, 2024, a decrease of $1.0 million. This decrease was primarily driven by a decrease in cash provided from net (loss) income adjusted for non-cash expense addbacks of $4.6 million. This decrease was partially offset by a $3.6 million decrease in cash used from changes in assets and liabilities related to working capital management activities. The decrease in cash used from changes in working capital was primarily due to a decrease in cash used of $12.8 million in accounts payable, accrued expenses and other current liabilities and other assets. This was offset by increases in cash used of $14.0 million in inventories, prepaid expenses and other current assets and operating lease liabilities. Also impacting the decrease in cash used was an increase in cash generated of $4.8 million in deferred revenue.

Net Cash Used In Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $2.5 million compared to $2.7 million for the nine months ended September 30, 2024. The decrease of $0.2 million was principally due to a decrease in purchases of property and equipment related to new facilities leased during the period.

Net Cash Used In Financing Activities

For the nine months ended September 30, 2025, net cash used in financing activities was $88.4 million compared to $3.9 million for the nine months ended September 30, 2024. The increase of $84.5 million was primarily due to higher payments made on the SVB Term Loan of $54.4 million and higher dividends and distributions paid to members of $26.2 million. Additionally, the Company paid a one-time cash dividend of $3.8 million to holders of the Company's Class A common stock.

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
Contractual Obligations and Commitments

As of September 30, 2025, there were no material changes to our contractual obligations and commitments as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weakness previously identified by management and described below.

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

Remediation

In response to this material weakness in internal control over financial reporting related to ineffective ITGCs for key IT systems, the Company has taken and is continuing to take actions to remediate change management and access related control failures. Items that have been completed and are in the process of being completed as part of our remediation plan include: (i) hired a director of ITGC position to expand the management and governance over ITGCs, (ii) developed and implemented additional company-wide training addressing internal controls, (iii) enhancing processes around reviewing privileged access to key financial systems and ensuring appropriate segregation of duties, (iv) strengthening change management procedures, (v) enhancing the existing access management procedures and ownership; and (vi) establishing and monitoring detective controls and metrics to track adherence to access and change management policies and identify potential exceptions requiring investigation. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives.

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

Changes in Internal Control over Financial Reporting

Other than the actions to remediate the material weakness in our internal control over financial reporting as described above, which are ongoing as of the date of issuance of this Form 10-Q, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents information with respect to our repurchases of our Class A common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31	41,112	$1.53	41,112	$18.9 million
August 1 -August 31	17,000	$1.76	17,000	$18.9 million
September 1 - September 30	—	$—	—	$18.9 million
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.
(b) None.
(c) Except as described below, during the three months ended September 30, 2025, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

On August 11, 2025, Mainsail Partners III, L.P., Mainsail Co-Investors III, L.P. and Mainsail Incentive Program, LLC (together, the “Mainsail Entities”), terminated an existing Rule 10b5-1 trading arrangement (the "Mainsail Sales Plan") which was adopted by the Mainsail Entities on December 11, 2024 that was intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and which provided for the sale of an aggregate of up to 1,000,000 shares of the Company's Class A common stock until August 28, 2025. Gavin Turner, a member of the Company’s Board of Directors, is the Managing Partner of Mainsail Management Company, LLC and may be deemed to have a pecuniary interest in the Class A common stock owned by the Mainsail Entities.

On August 13, 2025, Sharon Dziesietnik, the Company's Chief Operations Officer, terminated an existing Rule 10b5-1 trading arrangement (the "Dziesietnik Sales Plan") which was adopted by Ms. Dziesietnik on June 2, 2024 that was intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and which provided for the sale of an aggregate of up to 44,524 shares of the Company's Class A common stock (a portion of the shares of Class A common stock to be received by Ms. Dziesietnik upon the vesting of restricted stock units as set forth in the Dziesietnik Sales Plan) until August 30, 2025.

On August 14, 2025, Ms. Dziesietnik, adopted a Rule 10b5-1 trading arrangement (the "2025 Dziesietnik Sales Plan") that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and which provides for the sale of an aggregate of up to 49,128 shares of the Company's Class A common stock (a portion of the shares of Class A common stock to be received by Ms. Dziesietnik upon the vesting of restricted stock units as set forth in the 2025 Dziesietnik Sales Plan). The 2025 Dziesietnik Sales Plan will remain in effect until the earliest of (1) August 30, 2026, (2) the date on which all trades set forth in the 2025 Dziesietnik Sales Plan have been executed, or (3) such time as the 2025 Dziesietnik Sales Plan is otherwise terminated or expires according to its terms.

On August 27, 2025, Jennifer Harris, a member of the Company's Board of Directors, adopted a Rule 10b5-1 trading arrangement (the "Harris Sales Plan") that is intended to satisfy the affirmative defense of

Rule 10b5-1(c) of the Exchange Act and which provides for the sale of an aggregate of up to 40,856 shares of the Company's Class A common stock. The Harris Sales Plan will remain in effect until the earliest of (1) June 30, 2026, (2) the date on which all trades set forth in the Harris Sales Plan have been executed, or (3) such time as the Harris Sales Plan is otherwise terminated or expires according to its terms.

On August 15, 2025, Just Rocks, Inc., a Delaware corporation which is jointly owned and controlled by Beth Gerstein, the Company’s Chief Executive Officer and a member of the Board of Directors, and Eric Grossberg, the Company’s Executive Chairman, adopted a Rule 10b5-1 trading arrangement (the “Just Rocks Sales Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and which provides for the sale of an aggregate of up to 1,500,000 shares of Class A common stock. The Just Rocks Sales Plan will remain in effect until the earliest of (1) July 17, 2026, (2) the date that the aggregate number of shares sold pursuant to the Just Rocks Sales Plan reaches 1,500,000 shares, or (3) such time as the Just Rocks Sales Plan is otherwise terminated or expires according to its terms.

On September 8, 2025, Mr. Jeffrey Kuo, the Company's Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement (the "Kuo Sales Plan") that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and which provides for the sale of an aggregate of up to 44,044 shares of the Company's Class A common stock (a portion of the shares of Class A common stock to be received by Mr. Kuo upon the vesting of restricted stock units as set forth in the Kuo Sales Plan). The Kuo Sales Plan will remain in effect until the earliest of (1) May 22, 2026, (2) the date on which all trades set forth in the Kuo Sales Plan have been executed, or (3) such time as the Kuo Sales Plan is otherwise terminated or expires according to its terms.

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

November 5, 2025             By:/s/ Jeffrey Kuo
Jeffrey Kuo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)