Form 10-K
period 2025-12-31
Brilliant Earth Group, Inc.
filed 2026-03-17
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number 001-40836

Brilliant Earth Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-1015499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
300 Grant Avenue, Third Floor San Francisco, CA	94108
(Address of principal executive offices)	(Zip Code)
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

The aggregate market value of the registrant's Class A common stock held by non-affiliates was $19.3 million based on the closing price as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the Nasdaq Global Market on such date.

As of March 13, 2026, there were 16,162,992 shares of the registrant's Class A common stock, $0.0001 par value per share, outstanding, 35,822,342 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding, 49,119,976 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding and no shares of the registrant’s Class D common stock, $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Specifically identified portions of the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders, which will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, plans and objectives of management for future operations, including, among others, statements regarding expected growth, future net sales, profitability, and operating efficiencies, introduction of new products, market opportunity, future capital expenditures, showroom expansion and international expansion plans, brand awareness and marketing initiatives, customer acquisition and retention, omnichannel strategy, supply chain and sourcing, tariffs and trade policy, fluctuations in commodity and precious metals prices, liquidity and capital resources, payments under the Tax Receivable Agreement, anticipated cost savings and operational improvements, our competitive position, trends in consumer preferences, our expectations regarding our status as an emerging growth company and smaller reporting company, and any potential future declaration of cash dividends are forward-looking statements. In some cases, you can identify forward-looking statements by terms, such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “evolve,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “strategy,” “target,” “will,” or “would,” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Investors should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:

•Fluctuations in the pricing and supply of diamonds, other gemstones, and precious metals, particularly responsibly sourced natural and lab-grown diamonds and repurposed precious metals such as gold and platinum, which account for the majority of our merchandise costs, increases in labor costs for manufacturing such as wage rate increases, as well as inflation, and energy prices could adversely impact our sales, earnings and cash availability;
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
•Increased lead times and supply shortages and changes in our supply chain, including increased costs, could disrupt our business and have an adverse effect on our operations, financial condition, and results;
•We plan to continue to expand showrooms in the United States (“U.S.”), which may expose us to significant risks;

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

Our made-to-order capabilities and virtual inventory model generate attractive inventory turns allowing us to operate with negative working capital, which we define as our current assets less non-restricted cash minus our current liabilities. We have achieved strong financial performance and rapid growth since our founding and believe we are in the early stages of realizing our potential in a significant market opportunity.

Below is a summary of our performance for the year ended December 31, 2025:

•Net sales of $437.5 million, compared to $422.2 million for the year ended December 31, 2024;
•Net loss of $6.4 million compared to net income of $4.0 million for the year ended December 31, 2024; and
•Net loss margin of 1.5% compared to net income margin of 0.9% for the year ended December 31, 2024.

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

As of December 31, 2025, we had 42 showrooms across the United States. Our showrooms are in prime destinations in major metro areas, including ground, mall or upper floor locations in areas with premium retail adjacencies. We leverage data—including our own first-person customer data, revenue, e-commerce behavior, population and demographic data, and market growth—to inform our showroom real estate decisions. We believe our showrooms accelerate our financial performance in the markets where they are located.

Customer Focused Innovative, Data-Driven Technology

We are digitally native, and we use technology to deliver what we believe is a superior customer experience, improve marketing and operational efficiencies, curate showroom inventory and merchandising, inform real estate decisions, and develop new product designs that reflect consumer preferences. The customer is at the forefront of our decision making, and we closely track their feedback and satisfaction across all our channels. We then use this data to create a personalized, premium experience, however or wherever our customer chooses to shop.

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

We apply cutting-edge technology to innovate and transform our supply chain. We were among the first retail jewelers to offer blockchain-verified diamonds at scale, defining next-generation traceability standards in the jewelry industry. This technology tracks a diamond from its origins at the mining operator, through cutting and polishing, to the customer. This provides even greater transparency into the responsible origins of these blockchain-verified diamonds.

Unique and Award-Winning Designs

We believe that customers should never have to compromise between beauty, quality, and conscience. Our commitment to our core values is matched by our passion for innovative design and exceptional craftsmanship.
Our award-winning in-house design studio keeps thoughtful design at the heart of everything we do and allows us to quickly adapt to consumer insights and marketplace trends. We utilize our customer dataset, strong relationships with our customers, and highly engaged social media following to continuously uncover consumer insights and trends. We track over 50 attributes associated with our products to inform our development and merchandising decisions. We create unique, exclusive styles that are expertly crafted to be beautiful from every angle and have been featured in leading publications, including Vogue, Forbes, and Women's Wear Daily. A majority of our ring collection is proprietary and available exclusively at Brilliant Earth.

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

•Transparency: We strive to go above and beyond current industry standards to offer Beyond Conflict Free Diamonds™ that have been selected for their ethical and environmentally responsible origins. As part of our ongoing work to improve mining practices worldwide, in February 2025, we expanded our offerings to include a new category of diamonds, Pathway to Beyond Conflict Free Diamonds™, that are traceable to the origin and sourced exclusively from vetted suppliers who undergo rigorous audits to ensure safe working conditions at the cutting and polishing factories. As part of our commitment to transparent sourcing, we expect our suppliers to adhere to our strict Supplier Code of Conduct. We also integrate blockchain technology to showcase the journey of a select collection of blockchain-verified diamonds.
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

Capital Efficient Operating Model

We have an asset-light operating model with attractive working capital dynamics, capital efficient showrooms, and a vast virtual inventory of premium natural and lab-grown diamonds. We are able to offer a broad selection of diamonds while keeping our balance sheet inventory low, which has driven our attractive inventory turns. Our limited owned inventory and rapid cash cycle—where we are typically paid by our customers before we pay our suppliers—allow us to scale with limited capital outlays. Our showroom strategy generates highly favorable unit economics and avoids the inefficiencies of traditional jewelers that have too many physical stores, employees, and inventory. Our showrooms are appointment-driven with large catchment regions. We curate showroom inventory for scheduled visits and need limited inventory for each location. When not in appointments, our tech-enabled team of jewelry consultants support online customers, maximizing workforce utilization.

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

Our customers typically begin their Brilliant Earth journey with an engagement ring, so we are often the first significant jewelry purchase in our customer’s life, which we believe creates a lasting, emotional connection with the Brilliant Earth brand. While engagement ring purchases have historically been male dominated, we thoughtfully built our brand messaging and customer experience to appeal to all genders. Our brand values of beauty, quality, and ethics resonate strongly with Brilliant Earth couples. For all of these reasons, we believe we are uniquely positioned in the industry to build on our brand loyalty to increase future purchases.

To capture these opportunities, we are investing in our fine jewelry assortment, and we will continue to enhance our customer lifetime marketing and data-segmentation capabilities, which we believe will more effectively extend customer relationships beyond engagement and wedding purchases, whether customers are buying a gift or a piece for themselves. With our strong brand resonance with Millennial and Gen Z consumers, we also believe our fine jewelry assortment and strategic customer acquisition will continue to drive fine jewelry orders from new customers.

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

Diamond Assortment

Customers can purchase loose diamonds or select from our vast inventory to create their own diamond ring, earrings, or necklace. Our inventory of independently graded diamonds spans a wide variety of shapes, sizes, premium qualities, and price points to cater to unique customer preferences. We offer both natural diamonds with a listed origin and lab-grown diamonds to appeal to different customer preferences. Our Beyond Conflict Free Diamonds™ have been selected based on their ethical and environmentally responsible origins, and we believe we are pioneers in offering diamonds with listed and transparent origins. In February 2025, we expanded our offerings to include a new category of diamonds, Pathway to Beyond Conflict Free Diamonds™, that are traceable to the origin and sourced exclusively from vetted suppliers who undergo rigorous audits to ensure safe working conditions at the cutting and polishing factories. Our lab-grown diamonds have the same physical, chemical, and optical characteristics as natural diamonds, exhibit the same sparkle and provide a mining-free alternative to naturally sourced diamonds. We were one of the first jewelers to offer lab-grown diamonds in 2012.

In-House Design Studio

Our award-winning in-house design team creates distinctive new jewelry designs and updates classic styles with fresh modern appeal. A majority of our ring collection is proprietary and available exclusively at Brilliant Earth. Our head of product development has been driving innovation at Brilliant Earth for over ten years. Our team uses state-of-the-art technology and the artistry of hand-drawn sketches to create hundreds of new designs per year. Each design is perfected using computer-aided design (“CAD”) technology to ensure beauty from all angles, high quality and manufacturability.

We also release exclusive jewelry collections throughout the year to highlight our passion for design. We believe our customers love our beautiful and unique styles—using our Virtual Try On feature, they frequently visualize rings with different diamond shapes and sizes on their own hand, then share their unique creations on social media.

Partnership Collections

We partner with designers and organizations aligned with our mission and values to create exclusive product collections and support social causes we are passionate about. Collections allow us to broaden our assortment, reinforce our brand ethos, increase engagement with customers and feature like-minded designers. For example, in 2025, we launched partnerships, notably with tennis star Madison Keys as our first athlete ambassador and also launched a second jewelry collection with the late Jane Goodall. The Jane Goodall Collection is crafted with Brilliant Earth’s industry-leading, ethically and sustainably sourced materials, including repurposed gold and lab diamonds from our Capture Collection, which are lab diamonds that are grown from carbon before it is released into the atmosphere.

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

We offer our customers a wide variety of powerful decision-making tools, including real diamond videos, and dynamic product visualization. Our advanced Virtual Try On tool allows customers to see any ring with any gemstone size, shape, and color on their own hand, then seamlessly shop, save or share their one-of-a-kind creation. Our Find My Matching Wedding Band tool offers customers an engaging way to explore and discover rings that match their engagement rings, enables the visualization of the ring set and provides us with cross-selling and upselling opportunities.

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

Sourcing and Supply Chain

Responsible sourcing is an important aspect of our mission and values. We purchase substantially all of the resources for our products including diamonds, gemstones, precious metals, parts, packaging, and raw materials from a limited number of domestic and international suppliers. No individual supplier accounted for more than 10% of total inventory purchases during the year ended December 31, 2025. One supplier of jewelry accounted for a total of 11% of inventory purchases during the year ended December 31, 2024. We work with a complex, global network of trusted suppliers and manufacturers who agree to our strict Supplier Code of Conduct and with whom we have developed deep relationships, generally over many years. In addition, we are a member of the Responsible Minerals Initiative (“RMI”), a widely utilized resource for companies addressing the responsible sourcing of minerals in their supply chains. As part of our commitment to social and environmental responsibility, we offer Beyond Conflict Free Diamonds™, Pathway to Beyond Conflict Free DiamondsTM repurposed precious metals and FSC-certified wood ring boxes. We strive to offer products sourced in alignment with responsible labor and environmental practices and continually work with our suppliers to seek to improve standards and traceability.

Beyond Conflict Free Diamonds™

Our Beyond Conflict Free Diamonds ™ have been selected for their ethical and environmentally responsible origins. Jewelers that offer “conflict free” diamonds meet the minimum standards of the Kimberley Process’ definition, which narrowly defines conflict diamonds as “rough diamonds used to finance wars against governments.” This minimum standards definition still allows large numbers of diamonds that are tainted by violence, human rights abuses, poverty, environmental degradation, and other issues.

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

Mining Practices and Standards

Our select group of natural diamond suppliers demonstrate a robust chain of custody protocol for their diamonds and have the ability to track and segregate diamonds by origin. These suppliers are required to source Beyond Conflict Free Diamonds™ that originate from specific mine operations in specific countries that have demonstrated their commitment to follow internationally recognized labor, trade, and environmental standards. Our Beyond Conflict Free Diamonds™ are sourced from approved mines in countries ranked low to moderate risk according to the Gemstones and Jewellery Community Platform Index for Conflict-Affected High-Risk Areas.

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

Colored Gemstones

Our colored gemstone offerings include sapphires, emeralds, moissanites, and aquamarines. We strive to offer gemstones sourced in alignment with safe working conditions and environmentally responsible principles. By working with our colored gemstone suppliers to improve standards and traceability, we strive to promote higher standards for gemstone sourcing and encourage responsible practices. In 2021, we launched our Moyo Gems Collection, which empowers female artisanal miners in Tanzania through safer work environments, better mining practices, and improved equity in fair trade markets and in 2022, we began a three-year grant with our grant partners, Pact, to expand the Moyo Gems program into Kenya to fund financial literacy trainings for female artisanal gemstone miners.

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

Fulfillment and Logistics

Many of our products are made-to-order and delivered in as little as six to fifteen business days. For products that sell in higher, more consistent volumes, such as certain rings and fine jewelry, we batch produce and stock items to enable even faster customer delivery, typically in just two to five business days. Orders are shipped to customers directly from our fulfillment centers or from our manufacturing partners.

Packaging

Our responsibly sourced wood ring boxes are designed to be as iconic as the jewelry they hold. They are crafted with wood sourced from FSC certified forests, which are responsibly managed to protect the forests for future generations. Our paper-based shipping boxes are FSC Recycled and made from 100% post-consumer or pre-consumer recycled content.

Our People

We are extremely proud of our team who we believe embody our culture and core values, focused on inclusivity, collaboration and accountability. As of December 31, 2025, we employed 764 full-time employees and 21 part-time employees in the U.S. In addition, we engage independent contractors and temporary personnel to support certain business functions. We are deeply committed to fostering an inclusive work environment, and we strive to embody our values through our internal practices.

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

Risks Related to Our Business and Industry

Fluctuations in the pricing and supply of diamonds, other gemstones, and precious metals, particularly responsibly sourced natural and lab-grown diamonds and repurposed precious metals such as gold and platinum, which account for the majority of our merchandise costs, increases in labor costs for manufacturing such as wage rate increases, as well as inflation, and energy prices could adversely impact our sales, earnings and cash availability.

Our business is highly susceptible to fluctuations in the price and supply of responsibly sourced natural diamonds, lab-grown diamonds, gold, and other precious and semi-precious metals and gemstones. For example, gold, platinum and other precious metal prices have been highly volatile, and significant price increases occurred in 2025. Sustained elevated prices for gold, platinum and other precious metals could increase our merchandise costs and working capital requirements and adversely impact demand, particularly if we cannot timely or fully pass through cost increases or if competitors price more aggressively. If we are unable to increase retail prices to reflect higher diamond, gemstone, or precious metal costs, our profitability could be adversely affected. There could also be a lag time before particularly sharp increases or other volatility in diamonds, gemstones, and precious metal costs can be reflected in retail prices and even if price changes are implemented, there is no certainty that these changes will be sustainable or sufficient.

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

The mining, production, and inventory policies followed by major producers of rough diamonds can have a significant impact on natural diamond prices and demand, as can the inventory and buying patterns of jewelry retailers and other parties in the supply chain. The availability of diamonds is significantly influenced by the political situation in diamond producing countries and by the Kimberley Process, an inter-governmental agreement for the international trading of rough diamonds. Until acceptable alternative sources of diamonds can be developed, any sustained interruption in the supply of diamonds from significant producing countries, or to the trading in rough and polished diamonds, which could occur as a result of disruption to the Kimberley Process, could adversely affect our business, as well as the retail jewelry market as a whole. In addition, the current Kimberley Process decision-making procedure is dependent on reaching a consensus among member governments, which can result in the protracted resolution of issues, and there is little expectation of significant reform. The impact of this review process on the supply of diamonds, and consumers’ perception of the diamond supply chain, is unknown. The possibility of constraints in the supply of diamonds we require to meet our Beyond Conflict Free™ or our Pathway to Beyond Conflict FreeTM requirements or our repurposed or lab-grown diamonds requirements may result in changes in our supply chain practices and could substantially impair our ability to acquire such diamonds at commercially reasonable prices, if at all, which could negatively affect our sales and results of operations. Additionally, in response to Russian military forces launching a major assault against Ukraine, on March 11, 2022, the U.S. announced sanctions on multiple products of Russian origin, including diamonds. In December 2023, the European Union and the Group of Seven nations announced additional sanctions and import restrictions on diamonds that are mined, processed or produced in Russia. Although we ceased selling Russian-sourced diamonds in February 2022, because approximately 30% of the world’s rough diamonds are of Russian origin, these sanctions and import restrictions limiting or prohibiting the importation of Russian diamonds could negatively affect the worldwide supply of diamonds which could, in turn, affect our supply chain practices.

A significant change in the balance of supply and demand of natural diamonds, continued increase in the supply of lab-grown diamonds, or both, may influence consumer perception of the value of natural and lab-grown diamonds and has contributed and may continue to contribute to decreases in prices of natural and lab-grown diamonds. Further, diamond prices declined during 2025, and such declines could influence consumer expectations and perceived value. As retail prices for diamonds decline, consumers who purchased at higher prices may be disappointed with their purchases’ relative value, which could harm our reputation and that of the jewelry industry. Sustained price compression could pressure our average order value, product margin, and inventory valuation, and may require us to adjust pricing and assortment decisions more frequently. These factors may cause decreases in sales, gross margins and earnings. In addition, any sustained increases in the cost of diamonds, other gemstones, and precious metals could increase costs, disrupt sales, cause some customers to be discouraged by reduced affordability potentially leading them to delay purchases or choose alternatives, or require higher inventory levels or changes in the merchandise available to customers.

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

We have grown rapidly over the last several years, and our recent growth rates and financial performance should not necessarily be considered indicative of our future performance. We were founded in 2005 and since then, we have grown to 42 showrooms across the U.S. as of December 31, 2025. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, continue to evolve our omnichannel experience across both our website and showroom locations, focus on innovative products, and upgrade our management information systems and other processes. Our continued growth has in the past, and could in the future, strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a geographically distributed and growing employee base. Furthermore, we may face various unanticipated challenges as we strive to maintain our current mission-centric approach as we scale. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

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

Meeting customer demand partially depends on our ability to obtain timely and adequate delivery of materials for our products and services. The materials that go into the manufacturing of our products and services are sourced from a limited number of suppliers that are expected to adhere to our strict Supplier Code of Conduct and compliance requirements. Additionally, our natural diamonds in particular are subject to our standards and Chain of Custody Protocol, requiring our suppliers to source diamonds that originate from specific mine operators that follow internationally recognized labor, trade, and environmental standards. Similarly, our gold and silver fine jewelry is crafted from repurposed precious metals. Limited supply in the market creates a challenge to source repurposed platinum, so we work with our suppliers to source repurposed platinum when available and from refiners that are known to use repurposed materials in their platinum products. We do not have long-term arrangements with most of our materials suppliers, and disruptions in the supply chain have affected and may in the future affect the availability and cost of repurposed precious metal, Beyond Conflict Free Diamonds™, and other materials used in our products. Additionally, our Beyond Conflict Free™ standards go beyond the Kimberly Process definition of “conflict free” diamonds, which limits our supply of ethically and environmentally sourced diamonds more than other fine jewelers.

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

Moreover, volatile economic conditions may make it more likely that our suppliers and logistics providers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality who meet our compliance standards at an acceptable price. In addition, international supply chains may be impacted by events outside of our control, such as the imposition of tariffs, which may limit our ability to cost-effectively procure timely delivery of supplies or finished goods and services. For example, beginning in the first quarter of 2025, the U.S. imposed additional tariffs on imports from China, announced both reciprocal and sector-specific tariffs on imports from other countries, and may implement new reciprocal tariff rates in the future. Changes and adjustments to tariffs and their implementation or exemptions are expected to occur. Such actions have introduced significant uncertainty into the market. Several of the materials that go into the manufacturing of our products are sourced internationally. We have seen, and may continue to see, increased congestion and/or new import/export restrictions implemented at ports that we rely on for our business. Tariffs have had an impact on our materials costs and have the potential to have an even greater impact depending on the outcome of ongoing and new trade negotiations and actions that the Trump presidential administration may take with respect to international trade and tariff policy and any corresponding actions by other counties with which we do business. Increases in our materials costs could have a material effect on our gross margins. The loss of a significant supplier, an increase in materials costs, or delays or disruptions in the delivery of materials, could adversely impact our ability to generate future net sales and earnings and have an adverse effect on our business, financial condition, and operating results.

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
•reductions in customer traffic due to local economic conditions, increased crime or security concerns, or changes in the desirability of the surrounding retail environment;
•the impact of the opening of new showrooms upon our prior showrooms in nearby geographies;
•negotiation of acceptable lease terms;
•ongoing volatility in construction, tenant improvements, and labor costs;
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

Many of our competitors have greater financial and operational resources, longer operating histories, greater brand recognition, and broader geographic presence than we do. As a result, they may be able to engage in extensive and prolonged price promotions or otherwise offer competitive prices, which may adversely affect our business. They may also be able to spend more than we do on advertising. We may be at a substantial disadvantage to larger competitors with greater economies of scale. If our costs are greater than our competitors', the pricing of our products and services may not be as attractive, thus depressing sales or the profitability of our products and services. Our competitors may expand into markets in which we currently operate, and we remain vulnerable to the marketing power and high level of customer recognition of these larger competitors and to the risk that these competitors or others could attract our customer base. Some of our competitors are vertically integrated and are also engaged in the manufacture and distribution of responsible fine jewelry. These competitors can advantageously leverage this structure to better compete with us, and certain vertically integrated organizations with significant market power could potentially utilize this power to make it more difficult for us to compete. We purchase some of our products from suppliers who are affiliates of our competitors. In addition, if any of our competitors were to consolidate operations, such consolidation could exacerbate these risks.

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

Many customers locate our platform through internet search engines, such as Google, and advertisements on social networking sites such as Facebook, Instagram and TikTok and online streaming services. If we are listed less prominently or fail to appear in search results or advertisements for any reason, visits to our website could decline significantly, and we may not be able to replace this traffic. If the search engines or advertising partners on which we rely for algorithmic listings modify their algorithms, we may appear less prominently or not at all in search results or advertisements, which could result in reduced traffic to our website that we may not be able to replace. Additionally, if the costs of search engine marketing services, such as Google Words, or the costs of other advertisements increase, we may incur additional marketing expenses, we may be required to allocate a larger portion of our marketing spend to this channel or we may be forced to attempt to replace it with another channel (which may not be available at reasonable prices, if at all), and our business, financial condition, and results of operations could be adversely affected. Furthermore, advertising, social media platforms, search engines, and video streaming services may change their advertising policies from time to time. If any change to these policies delays or prevents us from advertising through these channels, it could result in reduced traffic to our website and sales. If we cannot cost effectively use these marketing tools, if we fail to promote our products and services efficiently and effectively, or if our marketing campaigns attract negative media attention, our business, financial condition, and results of operations may be adversely affected.

Additionally, changes in regulations could limit the ability of search engines, social media platforms, and other advertising partners, including, but not limited to, Google and Meta, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data (DASHBOARD) Act would mandate annual disclosure to the U.S. Securities and Exchange Commission (the “SEC”) of the type and “aggregate value” of user data used by harvesting companies, such as, but not limited to, Meta, Google, and Amazon, including how net sales is generated by user data and what measures are taken to protect the data. In addition, laws, regulations, and rules around the use of cookies and tracking technologies may limit our ability to effectively reach audiences for marketing. If the costs of advertising on search engines, social media platforms, or other advertising platforms increase, or if legal requirements limit how effectively we can market, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected. In addition, governmental entities may enact restrictions on the use or reach of certain platforms that are material to our marketing efforts, which may limit our ability to utilize these channels and may adversely affect our business and operating results.

Our ability to grow our marketing efforts depends to a significant extent on our ability to expand our sales and marketing organization. We plan to continue expanding our sales force and may further expand internationally in the future. We also plan to continue to dedicate significant resources to sales and marketing programs. All of these efforts will require us to invest significant financial and other resources, including in channels and locations in which we have limited experience to date. We may not achieve anticipated net sales growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, or if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time. In addition, our efforts to acquire customers through direct marketing may subject us to increased regulatory scrutiny by state regulators pursuant to unfair methods of competition or unfair or deceptive acts or practices laws, which may impact our ability to achieve anticipated net sales growth from increased direct marketing.

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

Maintaining adequate inventory requires significant attention and monitoring of market trends, local markets, developments with suppliers, and our distribution network, and it is not certain that we will be effective in our inventory management. We are subject to the risk of inventory loss, damage, or theft and we may experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft. In addition, any casualty or disruption to our facilities or those of our third-party suppliers may damage or destroy our inventory located there. As we expand our operations, it may be more difficult to effectively manage our inventory, and we may need to maintain higher inventory levels than we have historically, requiring additional cash expenditures for inventory. If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Because we have a short history of operating at our current scale, we may be unable to accurately predict operating results, and may be unable to generate sales growth, profitability and positive cash flow.

Because we have a relatively short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs effectively to sustain profitability. Even if we do, we may not be able to sustain or increase our profitability.

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

In addition, our IT Systems and those of our third-party service providers and business partners may be vulnerable to data breaches, cyberattacks, phishing, social engineering, ransomware, and other security incidents compromising the confidentiality, integrity, and availability of our IT Systems and Confidential Information, acts of vandalism, computer viruses and malware, malicious code embedded in open-source software, or misconfigurations, "bugs" or other vulnerabilities in commercial software that is integrated into our (or our suppliers' or service providers') IT systems, products or services, errors or malfeasance of personnel, security vulnerabilities in the software or systems on which we rely, or other similar events. If unauthorized parties gain access to our networks or databases, or those of our third-party service providers or business partners, they may be able to steal, publish, delete, use inappropriately, or modify information we process, including credit card information and personal identification information. While we employ security measures designed to prevent, detect, and mitigate potential for harm from the misuse of user credentials on our network, these measures may not be effective in every instance. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude, and the techniques and tools used to circumvent security (including artificial intelligence) can be highly sophisticated, change frequently, are often not recognized until launched against a target, can originate from a wide variety of sources (including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies), and may originate from less regulated and remote areas around the world. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents or to proactively address all possible techniques or implement adequate preventive measures for all situations. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Successful cyberattacks that disrupt or result in unauthorized access to third-party IT Systems can materially impact our operations and financial results. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

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

The regulatory environment surrounding information security, cybersecurity and the protection of data is increasingly demanding, with the frequent imposition of new and changing requirements across our business. For example, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our retail operations. Our business partners may have contractual rights of indemnification against us or seek to terminate our contracts with them in the event that their customer or proprietary business information is released as a result of a breach of our information technology. Security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental investigation. Due to concerns about data security and integrity, a growing number of national and international legislative and regulatory bodies have adopted mandatory breach notification and other requirements in the event that information subject to such laws is misused or accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. For example, laws in the EU and UK may require businesses to provide notice to individuals whose personal information has been disclosed as a result of a data security breach, and in the United States, we are subject to laws in all states and numerous territories that require notification. Complying with such numerous and complex regulations in the event of unauthorized access or a data security breach would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. We may also be contractually required to notify customers or other counterparties of a security incident, including a data security breach. Regardless of our contractual protections, any actual or perceived data security breach, or breach of our contractual obligations, could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach.

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

Investors, employees, customers, governmental and regulatory bodies and other stakeholders are judging companies’ performance on a variety of environmental, social, and governance (“ESG”) matters, which are considered to contribute to the sustainability of companies’ performance.

A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of ESG measures to their investment decisions with some relying on proprietary or third-party ESG ratings to measure the performance of companies on ESG topics. Such topics considered may include, among others, the company’s efforts and impacts, including impacts associated with our suppliers or other partners, on climate change and human rights, ethics and compliance with law, human capital management, and the role of the Board.

There can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s varied expectations as to our proper role or our own ESG goals and values, including in respect of our diamond sourcing standards. Both advocates and opponents to ESG strategies may also resort to a range of activism forms, including media campaigns, shareholder activism, and litigation to advance their perspectives. This could lead to risk of litigation or reputational damage relating to our ESG policies or performance. As we continue to focus on developing ESG practices, and as investor and other stakeholder expectations, voluntary and regulatory ESG disclosure standards and policies continue to evolve, we have made disclosures in these areas. Such disclosures may reflect aspirational goals, targets, and other expectations and assumptions, which are necessarily uncertain and may not be realized. Standards for tracking and reporting ESG matters continue to evolve, and the lack of an established single approach to identifying, measuring, and reporting on many ESG matters may create uncertainty and ambiguities. The voluntary disclosure frameworks and standards we select, and the interpretation or application of those frameworks and standards, may be subject to change and may be different from our peers. Further, the methodologies we use for reporting ESG data may be updated and our previously reported ESG data may be adjusted to reflect improvements in data that is available to us, changing assumptions, changes in our operations and other changes in circumstances. Failure to realize (or timely achieve progress on) our aspirational goals and targets could adversely affect our third-party ESG ratings, our reputation, or otherwise adversely affect our business and operating results.

In addition, various authorities have imposed, and may continue to impose, mandatory substantive and/or disclosure requirements with respect to ESG matters. For example, we may be subject to the requirements of the European Union Corporate Sustainability Reporting Directive (“CSRD”) and its implementing laws and regulations and other directives, regulations, disclosure requirements (such as information on greenhouse gas emissions, climate-related financial risks, use of offsets, and emissions reduction claims) such as the State of California's climate rules, among other regulations or requirements. Notably, the CSRD has extra-territorial reach both directly (for in-scope companies) and indirectly, as companies in the value chains of in-scope companies may be asked to provide relevant data if there are in-scope entities in their value chains. Such disclosure requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance. Separately, various regulators have adopted, or are considering adopting, regulations on environmental marketing claims, including but not limited to the use of “sustainable”, “eco-friendly”, “organic”, “recyclable” or similar language in product marketing. Any of the foregoing may require us to make additional investments in facilities and equipment, require us to incur additional costs for the collection of data and/or preparation of disclosures and associated internal controls, may impact the availability and cost of key raw materials used in the production of our products or the demand for our products, and, in turn, may adversely impact our business, operating results, and financial condition. Additionally, many of our suppliers and business partners may be subject to similar requirements, which may augment or create additional risks, including risks that may not be known to us.

Further, our emphasis on ESG issues may not maximize short-term financial results and may yield financial results that conflict with the market’s expectations. We have and may in the future make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our ESG goals, which we believe will improve our financial results over the long term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, financial condition, and operating results could be harmed. Finally, it is also possible that opinions regarding companies like ours that emphasize ESG may shift in a way that reduces the perceived value of such companies to investors, employees, customers, and other stakeholders, changing their perception of the value of our company, including as a result of anti-ESG and anti-inclusivity-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny which have gained momentum across the U.S. in recent years. Certain jurisdictions have considered adopting laws to limit ESG initiatives in certain contexts, and anti-ESG advocates, including state attorneys general, have brought legal challenges regarding corporate climate initiatives and commitments. To the extent we are subject to such challenges, it may harm our reputation, require us to incur additional costs or otherwise adversely affect our business.

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

Our results of operations have varied, and in the future, could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•our ability to accurately forecast net sales and appropriately plan our expenses, capital expenditures and our ability to accurately plan and manage our working capital needs, including expenditures on inventory;
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

In addition, we generally offer one complimentary resizing within 60 days of when a purchase is available for shipment or pickup, regardless of sizing range, and within 1 year within sizing range. We could incur significant costs to honor this guarantee.

We face the risk of theft, loss, or damage to our products from inventory or during shipment.

We have experienced and may continue to experience theft, loss, or damage to our products during the course of shipment to our customers by third-party shipping carriers or from our inventory. Additionally, as of December 31, 2025, we had 42 showrooms and one operations center across the U.S. While our showrooms differ from traditional retailers in that they do not stock significant amounts of inventory to sell to consumers, they do have some products on display, and we allow customers to pick-up and return products purchased online in- store. We have taken steps to prevent loss of damage to and theft of our products. However, if operational or security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, loss or damage which would substantially harm our business and results of operations.

Russia’s invasion of Ukraine, and the military, political, and economic impacts of the conflict there, could have a material adverse effect on our operations and financial condition.

In February 2022, Russian military forces launched a major assault against Ukraine, and sustained conflict, instability, and disruption in the region is continuing. In response to the Russian military action, the U.S., Canada, the United Kingdom, the European Union, and others-imposed sanctions against government officials, companies, individuals, regions, and industries in Russia, Ukraine, and Belarus. On March 11, 2022, the U.S. announced sanctions on multiple products of Russian origin, including diamonds. In December 2023, the European Union and the Group of Seven nations announced additional sanctions and import restrictions on diamonds that are mined, processed or produced in Russia. Effective March 1, 2024, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) issued a Diamonds Determination which prohibits the importation of non-industrial diamonds that were mined, extracted, produced, or manufactured wholly or in part in the Russian Federation with a weight of 1.0 carat or greater, even if such diamonds have been substantially transformed into other products outside of the Russian Federation. This was further tightened to restrict diamonds with a weight above 0.5 carats as of September 1, 2024. These sanctions and related enforcement regimes remain in effect as of 2025, and additional restrictions or enforcement actions could be imposed. Additionally, OFAC also issued a Diamond Jewelry and Unsorted Diamonds Determination which prohibits the importation and entry into the U.S. of diamond jewelry and unsorted diamonds of Russian Federation origin, as well as diamond jewelry and unsorted diamonds that were exported from the Russian Federation. Because approximately 30% of the world’s rough diamonds are of Russian origin, these sanctions and import restrictions limiting or prohibiting the importation of Russian diamonds could negatively affect the worldwide supply of diamonds. A reduction in the supply of diamonds could result in increased prices for diamonds, which, in turn, could have a material adverse effect on our operations in the form of increased costs for us and potentially lower margins. It remains unclear what impact the conflict and sanctions have on consumer demand for diamond jewelry. We have no way to predict the outcome of the situation in Ukraine, as the conflict and governmental responses are evolving and are beyond our control. Further escalation of the military conflict, more extensive sanctions, and instability impacting the region each could have a material adverse effect on our results of operations and financial condition.

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

We plan to continue to expand into international markets, which will expose us to significant risks.

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
•differing and potentially adverse tax laws, including resulting from the complexities of foreign corporate income tax systems, value added tax (“VAT”) regimes, tax withholding rules, duties and other indirect taxes, tax collection or remittance obligations;
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

We fund our operations primarily through revenue generated from our products and services and equity financings. We cannot be certain that our operations will continue to generate sufficient cash to fully fund our ongoing operations and the growth of our business. We intend to continue to make investments to support the development of our products and services and will require additional funds for such development. We may need additional funding for marketing expenses and to develop and expand sales resources, develop new features or enhance our products and services, improve our operating infrastructure, support our operations, or acquire complementary businesses and technologies. Accordingly, we might need or may want to engage in future equity or debt financings to secure additional funds.

Any potential future debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

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

The intensifying effects of climate change present physical, liability, and transition risks with both macro and micro implications for companies and financial markets. There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere is causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and an increased frequency, intensity and duration of extreme weather events (such as floods, droughts, hurricanes, earthquakes, wildfires, and severe storms) could, among other things, disrupt the operation of our supply chain and retail operations and foot traffic at our showrooms, damage or destroy our showrooms, cause shipping delays, and increase our product costs. In addition, natural disasters such as hurricanes, tornadoes, earthquakes, or wildfires, or a combination of these or other factors, could damage or destroy our facilities or make it difficult for the sales force or customers to travel to our showrooms, thereby negatively affecting our business and results of operations. Such events have the potential to disrupt our operations, cause showroom closures, disrupt the business of our suppliers and impact our customers and workforce, all of which may cause us to suffer losses and additional costs to maintain or resume operations. As a result, the effects of climate change could have an adverse impact on our business and results of operations. The Company’s failure to identify climate and other environmental risks, to mitigate these risks, or to meet consumer expectations regarding sustainability may adversely affect our ability to attract and retain top talent, negatively impact our reputation and consumer loyalty, disrupt our supply chain, and result in lost sales and profits. In addition, implementing changes to mitigate these risks may result in substantial short and long-term additional operational expenses, which may materially affect our profitability and have other unanticipated material adverse effects.

In many countries, governmental bodies are increasingly enacting legislation and regulations in response to the potential impacts of climate change. These laws and regulations, which may be mandatory, have the potential to impact our operations directly or indirectly as a result of required compliance by our suppliers. For example, governmental authorities in various countries have proposed, and are likely to continue to propose, legislation and regulation to reduce or mitigate the impacts of climate change, or to require substantial disclosures regarding the same. Various countries and regions are following different approaches to the regulation of climate change, as well as climate-related disclosures, which could increase the complexity of, and potential cost related to complying with; such regulations. For more detail, see our risk factor titled “Environmental, social, and governance matters may adversely impact our business and reputation.” As we may take steps to voluntarily mitigate our impact on climate change and other ESG issues, we may experience increases in energy and transportation costs, operating expenses, capital expenditures, insurance premiums and deductibles, and other unforeseen adverse effects. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate or conduct business. As a result, we may not be able to accurately assess or predict the potential impact, if any, that such legislation, regulations, or industry standards may have on our operations.

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

Domestic privacy and data security laws are complex and changing rapidly. In the U.S., we are subject to a variety of laws and regulations, including regulation by federal government agencies, including the FTC, and state and local agencies. In addition to federal laws such as Section 5 of the Federal Trade Commission Act, and the Fair Credit Reporting Act, many states have enacted laws regulating the collection, use, and disclosure of personal information and requiring that companies implement reasonable data security measures. Laws in all states and U.S. territories also require businesses to notify affected individuals, governmental entities, and/or credit reporting agencies of certain security breaches affecting personal information.

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

Further, certain features that we offer to improve our customer’s experience, such as our virtual try-on feature, may collect biometric identifiers. Certain states have laws that specifically regulate the collection and use of biometric information, including Illinois, Texas, and Washington. The Biometric Information Privacy Act in Illinois (the “BIPA”) includes both a private right of action and liquidated damages for companies that violate its provisions, which strongly incentivizes plaintiffs counsel to push for an expansive interpretation of BIPA and has increased the general likelihood of, and costs and risks associated with, biometrics litigation. Recent BIPA case law has increased liability exposure and the scope of damages that may result from alleged violations. Compliance with state laws regulating biometric information may require us to modify our products, data processing practices and policies and to incur substantial costs, and any claims that we have violated such laws could be costly to litigate, and if successful, expose us to substantial liability or force us to change our business practices in a way that could impact our financial position.

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

In addition, the GDPR and other EU and U.K. data protection and electronic privacy laws impose conditions on the ability of companies to market electronically, including through the use of cookies, tracking technologies, e-marketing, and similar technologies on which we rely for our marketing. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases continues, and further requirements advocated by privacy advocates are enforced (e.g., requiring individual cookie opt outs; more details about each cookie or other tracking technology used), this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities.

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

Despite our efforts to comply with all applicable data protection laws and regulations and the associated laws on cookies and tracking technologies, our interpretations of such laws and regulations and such measures to comply therewith may have been or may prove to be insufficient or incorrect, and we may not be successful in achieving compliance with the rapidly evolving privacy, data security, and data protection requirements discussed above. Since we are under the supervision of relevant data protection authorities in both the EEA and the UK, we may be fined under both the EU GDPR and UK GDPR for the same breach. Penalties for the most serious breaches are up to the greater of EUR 20 million/ GBP 17.5 million or 4% of our global annual turnover. Any actual or perceived non-compliance could result in litigation and proceedings against us by governmental entities, customers, or others, orders to cease/ change our data processing activities, enforcement notices, assessment notices for a compulsory audit and/or civil claims (including class actions), fines and civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our business in certain jurisdictions, negative publicity and harm to our brand and reputation, and reduced overall demand for our products and services. Such occurrences could adversely affect our business, financial condition, and results of operations. Our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities.

Regulatory and legislative developments on the use of artificial intelligence and machine learning could adversely affect our use of such technologies in our business.

We employ machine learning models to drive improved customer experience, as well as efficiencies in our operations, such as virtual try-ons, virtual appointments with jewelry consultants, payment processing and customer service, and automated key support workflows. The regulatory framework around the development and use of machine learning, artificial intelligence and automated decision making is evolving. Many federal, state and foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations related to the development and integration of artificial intelligence (“AI”), machine learning, and additional emerging data technologies while mitigating or controlling for bias and discrimination in the context of AI and machine learning. For example, in the United States, legislation related to AI technologies has been introduced at the federal level and enacted or proposed at the state level as well, including in California, Colorado and Texas. Some enacted or proposed frameworks include requirements focused on transparency, risk-management and accountability for AI technologies, while others focus on high-risk uses of AI, the use of automated decision-making technology or companies that are developers or deployers of AI technologies We expect more laws focused on the development and deployment of AI technologies to be passed in the future, which will create more compliance requirements and potentially differing requirements across different jurisdictions in which we operate. Furthermore, the Trump administration’s approach to investment in and regulation of AI technologies has and is expected to continue to deviate from that of the previous administration and we will need to adapt to any changes that may result from such approach, including as the result of new or changing executive orders. For instance, the federal government may seek to pre-empt state laws when they seek to govern certain topics, as evidenced by the Trump administration’s “Ensuring a National Policy Framework for Artificial Intelligence” Executive Order signed on December 11, 2025. This order calls for federal standards and legislation that would preempt conflicting state AI regulations and create a federal litigation task force focused on challenging state AI laws in court.

In addition, in Europe the EU Artificial Intelligence Act (the “EU AI Act”) (which establishes a comprehensive, risk-based governance framework for AI in the EU market) entered into force in August 2024, and the majority of the substantive requirements will apply by August 2026. The EU AI Act is intended to apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy, and provides fines of up to the greater of €35 million and 7% of worldwide annual turnover for the most serious violations. There are also specific rules on the use of automated decision making under the GDPR that provide the data subject with the right not to be subject to a decision based solely on automated processing, including profiling, which produces legal effects concerning him or her or similarly significantly affects him or her. Additionally, the existence of automated decision making must be disclosed to the data subject with a meaningful explanation of the logic used in such decision making in certain circumstances and safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision. We may incur additional expenses and costs associated with complying with such laws, as well as face heightened potential liability if we are unable to comply with these laws.

Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the EU, and together with developing guidance and/ or decisions in this area, may affect our use of AI and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

We purchase substantially all of the resources for our products including diamonds, gemstones, precious metals, parts, packaging, and raw materials from domestic and international suppliers. We rely on a limited number of suppliers to supply the majority of the resources for our products and are thus exposed to concentration of supplier risk. No individual supplier accounted for more than 10% of total inventory purchases during the year ended December 31, 2025. One supplier of jewelry accounted for a total of 11% of inventory purchases during the year ended December 31, 2024. If we were to lose any significant supplier, we may be unable to establish additional or replacement sources for our products that meet our quality controls and standards in a timely manner or on commercially reasonable terms, if at all. For our business to be successful, our suppliers must be willing and able to provide us with resources in substantial quantities, in compliance with regulatory requirements, and further in compliance with our ethical, quality and sourcing, and environmentally responsible standards, at acceptable costs and on a timely basis. Our ability to obtain a sufficient selection or volume of resources on a timely basis at competitive prices could suffer as a result of any deterioration or change in our supplier relationships or events that adversely affect our suppliers.

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

Our natural diamonds are sourced from approved mines in countries ranked according to risk based on the Gemstones and Jewellery Community Platform Index for Conflict-Affected and High-Risk Areas. A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. Furthermore, Our Beyond Conflict Free Diamonds™ are sourced from a select group of diamond suppliers with a robust chain of custody protocol for their diamonds and are required to source diamonds that originate from specific mine operations or specific countries that have demonstrated their commitment to follow internationally recognized labor, trade, and environmental standards. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers of Beyond Conflict Free Diamonds™ could substantially impair our ability to acquire such diamonds at commercially reasonable prices, if at all. Generally, diamond prices depend on the attributes of the diamond. Similarly, we craft our gold and silver fine jewelry from primarily repurposed precious metals, and we work with our suppliers to source repurposed platinum when available and from refiners that are known to use repurposed materials in their platinum products. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control, including increased shipping costs, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas suppliers’ ability to produce and deliver resources, increased custom duties and tariffs, unforeseen delays in customs clearance of goods, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, port of entry issues and foreign government regulations, political instability, and economic uncertainties in the countries from which we or our suppliers source our products. Our sourcing operations may also be impaired by health concerns regarding infectious diseases in countries in which our resources are produced. Moreover, negative press or reports about internationally sourced resources may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international suppliers or internationally sourced resources could have a material adverse effect on our business, financial condition, and results of operations.

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

We significantly rely on our suppliers to promptly ship us diamonds and other fine jewelry ordered by our customers. Any failure by our suppliers to sell and ship such products to us in a timely manner will have an adverse effect on our ability to fulfill customer orders and harm our business and results of operations. Our suppliers, in turn, rely on third-party carriers to ship products to us, and in some cases, directly to our customers. We also rely on a limited number of third-party carriers to deliver inventory to us and product shipments to our customers. We and our suppliers are therefore subject to the risks, including but not limited to employee strikes, inclement weather, power outages, natural disasters, rising fuel costs, and financial constraints associated with such carriers’ abilities to provide delivery services to meet our and our suppliers’ shipping needs. In addition, for some customer orders we rely on third-party jewelers to assemble and ship the product. Our suppliers’ or third-party carriers’ failure to deliver high-quality products to us or our customers in a timely manner or to otherwise adequately serve our customers may damage our reputation and brand, and substantially harm our business and results of operations.

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

We are a holding company and have no material assets other than our ownership of LLC Interests (as defined herein). As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of Brilliant Earth, LLC and distributions we receive from Brilliant Earth, LLC. There can be no assurance that Brilliant Earth, LLC will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in any applicable debt instruments, will permit such distributions. Brilliant Earth, LLC is currently subject to agreements that restrict its ability to make distributions to us, which may in turn affect Brilliant Earth, LLC’s ability to pay distributions to us and thereby adversely affect our cash flows.

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

Under the LLC Agreement, we intend to cause Brilliant Earth, LLC, from time to time, to make distributions in cash to its equity holders (including us) in amounts sufficient to cover the taxes imposed on their allocable share of taxable income of Brilliant Earth, LLC. As a result of (1) potential differences in the amount of net taxable income allocable to us and to Brilliant Earth, LLC’s other equity holders, (2) the lower tax rate applicable to corporations as opposed to individuals, and (3) certain tax benefits that we anticipate from (a) future purchases or redemptions of LLC Interests from the Continuing Equity Owners, (b) payments under the Tax Receivable Agreement and (c) any acquisition of interests in Brilliant Earth, LLC from other equity holders, these tax distributions may be in amounts that exceed our tax liabilities. The Board will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of a cash dividend on our Class A common stock and Class D common stock, the payment of obligations under the Tax Receivable Agreement, the declaration of a stock dividend on our Class A common stock and Class D common stock, along with the purchase of a corresponding number of common units in Brilliant Earth, LLC, or the purchase of additional common units in Brilliant Earth, LLC, along with a recapitalization of all of the outstanding common units in Brilliant Earth, LLC and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for LLC Interests and corresponding shares of Class A common stock or Class D common stock, as applicable, will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A common stock or Class D common stock, or otherwise use the cash as described above, we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending it (or a portion thereof) to Brilliant Earth, LLC, which may result in shares of our Class A common stock and Class D common stock increasing in value relative to the value of LLC Interests. The holders of LLC Interests may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock or Class D common stock, as applicable, in exchange for their LLC Interests, notwithstanding that such holders may have participated previously as holders of LLC Interests in distributions that resulted in such excess cash balances.

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

The Continuing Equity Owners control, in aggregate, approximately 97.1% of the voting power represented by all our outstanding classes of stock. As a result, the Continuing Equity Owners exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment of our amended and restated certificate of incorporation or bylaws, and any approval of significant corporate transactions (including a sale of all or substantially all of our assets), and will continue to have significant control over our business, affairs, and policies, including the appointment of our management. The directors that the Continuing Equity Owners have the ability to elect through their voting power have the authority to incur additional debt, issue or repurchase stock, declare dividends, and make other decisions that could be detrimental to stockholders.

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

Certain provisions of Nevada law and antitakeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of Nevada law and our articles of incorporation and bylaws may have an antitakeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:
•    a classified board of directors with staggered three-year terms;
•    the ability of our Board to issue one or more series of preferred stock;
•    at any time when Mainsail and our Founders beneficially own, in the aggregate, at least a majority of the voting power of our outstanding capital stock, our stockholders may take action by written consent without a meeting, and at any time when Mainsail and our Founders beneficially own, in the aggregate, less than the majority of the voting power of our outstanding capital stock, our stockholders may not take action by written consent, but may only take action at a meeting of stockholders;

•    vacancies on our Board may be filled only by the remaining members of our Board (even if less than a quorum), and not by stockholders, subject to the rights of holders of any series of preferred stock and rights granted pursuant to the stockholders agreement;
•    advance notice procedures apply for stockholders (other than the parties to our stockholders agreement for nominations made pursuant to the terms of the stockholders agreement) to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•    the inability of our stockholders to call a special meeting of stockholders;
•    prohibit cumulative voting in the election of directors;
•    subject to the rights of holders of any series of preferred stock to elect directors, our directors may be removed, either with or without cause, only by the affirmative vote of at least 66 2/3% of the holders of capital stock representing the voting power of our outstanding shares of capital stock entitled to vote thereon; and
•    that certain provisions of articles of incorporation may be amended only by the affirmative vote of at least 66 2/3% of the voting power represented by our then-outstanding common stock.

Nevada has a statute (Nevada Revised Statutes (“NRS”) 78.378 through 78.3793, inclusive) that may restrict the ability to vote certain shares acquired as part of a “controlling interest,” but we have opted out of those provisions. In addition, we have opted out of Sections 78.411 through 78.444 (Combinations with Interested Stockholders) of the NRS, but our articles of incorporation include provisions with a substantially similar effect, including a prohibition, subject to certain exceptions, on engaging in any of a broad range of business combinations with any “interested” stockholder (generally defined as any stockholder with 10% or more of our voting stock and any entity or person affiliated with or controlling or controlled by such entity or person; provided, that, our articles of incorporation specify that certain stockholders are not considered an “interested stockholder” for purposes of these provisions) for a period of three years following the date on which the stockholder became an “interested” stockholder, unless the interested stockholder attained such status with the approval of our Board or unless the business combination is approved in a prescribed manner.

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

Investors may find our Class A common stock less attractive as a result of our decision to take advantage of some or all of the reduced disclosure requirements above. If some investors find our Class A common stock less attractive and as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

Our articles of incorporation provides that the Eighth Judicial District Court of the State of Nevada, Clark County, Nevada will be the sole and exclusive forum for certain stockholder litigation matters which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our articles of incorporation provide that (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the NRS, our articles of incorporation or our bylaws (as either may be amended or restated) or as to which the NRS confers jurisdiction on the Eighth Judicial District Court of the State of Nevada, Clark County, Nevada or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Nevada shall, to the fullest extent permitted by law, be exclusively brought in the Eighth Judicial District Court of the State of Nevada, Clark County, Nevada or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Nevada. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our articles of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our audited consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. Actual results could differ materially from these estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve revenue recognition, including revenue-related reserves, and income tax related items. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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

As of December 31, 2025, we have outstanding a total of 15,518,024 shares of Class A common stock. Any shares of Class A common stock held by our affiliates are eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

In addition, as of December 31, 2025, we have reserved 13,285,276 shares of Class A common stock for issuance under our 2021 Incentive Award Plan and 1,847,197 shares of Class A common stock for issuance under our Employee Stock Purchase Plan. Any Class A common stock that we issue under the 2021 Incentive Award Plan, the Employee Stock Purchase Plan, or other equity incentive plans that we may adopt in the future would dilute your percentage ownership in our Class A common stock.

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

We are subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act in our annual reports. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, and we become an accelerated or large accelerated filer. As described above, we could potentially qualify as an “emerging growth company” until as late as December 31, 2026. When required to provide an attestation report, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

As disclosed in Part II, Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, our management previously identified a material weakness in our internal control over financial reporting related to ineffective information technology general controls. As described in Item 9A, management has remediated the material weakness and concluded that our internal control over financial reporting was effective as of December 31, 2025. However, there can be no assurance that additional material weaknesses will not be identified in the future or that we will be able to remediate such identified material weaknesses identified in a timely manner which could adversely affect our ability to accurately and timely report our financial results.

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

Key elements of our cybersecurity risk management program include, but are not limited to the following:

•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information, products, services, and our broader enterprise IT environment;

•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

•the use of external service providers, if appropriate, to assess, test or otherwise assist with aspects of our security processes;

•cybersecurity awareness training of our employees;

•a third-party risk management process for key service providers, suppliers, and vendors based on our assessment of their criticality to our operations; and

•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

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

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the "Committee") oversight of cybersecurity, including oversight of management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports on our cybersecurity risks and processes and material cybersecurity incidents, if any, from management.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity, at every Board meeting. The full Board also receives periodic briefings from management on our risk management activities, which includes our cybersecurity risk management. Presentations on cybersecurity topics are made by our SVP, Technology and internal cybersecurity staff.

Our management team, including our Chief Executive Officer, Chief Financial Officer, General Counsel, SVP of Technology, and Senior Director, Cybersecurity & IT (“Senior Director”), among others in support roles as needed, are responsible for assessing and managing our material risks from cybersecurity threats. This team has primary responsibility for our overall cybersecurity risk management program and supervises our internal cybersecurity personnel. Our management team members have relevant experience in risk assessment and management, and our Senior Director's experience includes over 18 years of cybersecurity experience, Certified Information Systems Security Professional (CISSP) and Certified Data Privacy Solutions Engineer® certifications, and prior experience at other publicly traded companies with security frameworks, application security, IT security, Cloud security, SOX IT General Controls audits, GDPR and CACPA regulations, and PCI-DSS compliance..

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties

Our principal executive offices are located in San Francisco, CA and Denver, CO. We lease retail showroom, office and operational locations. As of December 31, 2025, we had 42 showrooms and one operations center in the United States.

The table below sets forth certain information regarding these properties, all of which are leased.

Geographic Location	Number of Locations	Square Footage
Retail Showrooms and Office Locations
Arizona	1	3,307
California	8	28,128
Colorado	1	11,153
Florida	2	3,680
Georgia	2	5,415
Illinois	2	4,339
Maryland	2	6,706
Massachusetts	3	6,897
Michigan	1	3,111
Minnesota	1	3,112
Missouri	1	2,365
New York	4	13,623
North Carolina	1	1,663
Ohio	2	4,883
Oregon	1	2,660
Pennsylvania	2	5,150
Tennessee	1	1,800
Texas	4	11,372
Virginia	1	2,500
Washington	1	2,597
Washington, D.C.	1	4,795
Total Retail Showrooms and Office Locations	42	129,256

Operations center
Secaucus, New Jersey	1	23,818

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

On December 5, 2022, plaintiff Veronica Cusimano, a former employee of the Company, filed a representative action against the Company pursuant to the Private Attorneys General Act of 2004 in California Superior Court, Los Angeles County. The complaint alleges, on behalf of the plaintiff and similarly situated employees and former employees in California, various claims under the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. The plaintiff seeks civil penalties, attorneys' fees and costs in unspecified amounts, and other unspecified damages. On February 10, 2023, the Company filed a petition to compel arbitration on the basis of an agreement between the plaintiff and the Company to arbitrate any claims between them. On April 28, 2023, the petition was denied. On May 9, 2023, the Company appealed the Superior Court's denial of its petition to compel arbitration to the California Court of Appeal, Second Appellate District. On February 24, 2025, the Court of Appeal affirmed the Superior Court’s ruling. The Company intends to vigorously defend the alleged individual and representative claims, and, at this time, any liability is not expected to be material to the Company's consolidated financial statements.

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

Stockholders

As of March 6, 2026, there were approximately 19 holders of record of our Class A common stock, 24 holders of record of our Class B common stock and 1 holder of record of our Class C common stock. No shares of our Class D common stock are outstanding. Because some of our shares of Class A common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

Dividend Policy

In August 2025, the Board declared a one-time cash dividend of $0.25 per share to holders of our Class A common stock and holders of common units of Brilliant Earth, LLC, respectively. The distribution from Brilliant Earth, LLC totaled approximately $25.0 million, of which a pro rata portion was used by us to fund the dividend. Payment of the dividend was made on September 8, 2025 to holders of record of our Class A common stock as of the close of business on August 22, 2025. Approximately $21.2 million was paid to holders of common units of Brilliant Earth, LLC and approximately $3.8 million was paid to holders of the Company's Class A common stock.

We do not anticipate declaring or paying any cash dividends on our Class A and Class D common stock in the foreseeable future. Holders of our Class B common stock and Class C common stock are not entitled to participate in any dividends declared by our Board. Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock and Class D common stock depends on our receipt of cash distributions from Brilliant Earth, LLC. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board, subject to the requirements of applicable law, compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability, industry trends, and other factors that our Board may deem relevant.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the period covered by this Annual Report on Form 10-K.

Purchase of Equity Securities by the Issuer

On December 8, 2023, the Company announced that the Board approved a share repurchase program authorizing the Company to purchase up to an aggregate of $20.0 million of the Company's Class A common stock through the expiration of the program on December 8, 2026. The repurchases may be executed from time to time, subject to business, economic and market conditions, corporate needs and regulatory requirements, prevailing stock prices and other considerations, through open market purchases or privately negotiated transactions, or by other means, which may include repurchases through Rule 10b5-1 plans. The repurchase program does not obligate the Company to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of our Board.

There were no repurchases of our Class A common stock during the three months ended December 31, 2025.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis reflects the historical results of operations and financial position of Brilliant Earth Group, Inc. and its consolidated subsidiary, Brilliant Earth, LLC. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in this Annual Report on Form 10-K. We assume no obligation to update any of these forward-looking statements. For a comparison of our results of Operations for the fiscal years ended December 31, 2024 and 2023 see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 13, 2025.

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

Below is a summary of our performance for the year ended December 31, 2025:

•Net sales of $437.5 million compared to $422.2 million for the year ended December 31, 2024;
•Net loss of $6.4 million compared to net income of $4.0 million for the year ended December 31, 2024;
•Net loss margin of 1.5% compared to net income margin of 0.9% for the year ended December 31, 2024;
•Adjusted EBITDA of $12.0 million compared to $21.1 million for the year ended December 31, 2024; and
•Adjusted EBITDA margin of 2.7% compared to 5.0% for the year ended December 31, 2024.

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

Our Ability to Successfully Introduce New Products

Product expansion allows us significant opportunity to drive new and repeat purchases by expanding purchase occasions beyond engagement and bridal. We intend to leverage our in-house design capabilities and nimble data-driven product development to expand product assortment for special occasions and self-purchase. In addition, we will have more opportunity to enhance and leverage our CRM and data-segmentation capabilities to increase repeat purchases and lifetime value. We have consistently invested in technology to create a seamless customer experience, including dynamic visualization, augmented reality try-on, and automated, rapid fulfillment, and we intend to continue investing in technology to enhance the digital and showroom experience and help drive conversion. Expanding partnerships and brand collaborations will also expand our reach, broaden our existing assortment, and reinforce our brand ethos.

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

Operational and Marketing Efficiency

We have a unique, asset-light operating model with attractive working capital dynamics, capital-efficient showrooms, and a vast virtual inventory of premium natural and lab-grown diamonds that allows us to offer a broad selection of diamonds while keeping our balance sheet inventory low. This has driven attractive inventory turns and allows us to operate with negative working capital, which we define as our current assets less non-restricted cash minus our current liabilities. Our showroom strategy minimizes the inefficiencies of traditional, retail-first jewelers. Our showrooms are primarily appointment-driven with large catchment regions, so we are less reliant on expensive high foot traffic retail locations. Our showroom locations and formats vary from interior, upper floor locations to more recently higher traffic pedestrian and retail mall locations. In all locations, we also curate showroom inventory for scheduled visits and require limited inventory in each location. Our tech-enabled jewelry consultants can support online customers when not in appointment, increasing workforce utilization. As we continue to scale our business, our future success is dependent on maintaining this capital efficient operating model and driving continued operational improvement as we expand to new locations.

Macroeconomic Trends

We believe we are well positioned at the intersection of key macro-level trends impacting our industry. Consumers are increasingly seeking brands that reflect their values and provide supply chain transparency. This has contributed to our strong brand affinity and loyalty, and further differentiates us from our competitors. Consumers are increasingly favoring seamless omnichannel shopping experiences, and we believe our model is well-suited to satisfy these consumer preferences.

In addition, many of the materials that go into our products are sourced and manufactured internationally. Tariffs on imports into the U.S. have had an impact on our materials costs and have the potential to further impact our business depending on the outcome of changes in U.S. trade policy and any corresponding actions by other countries in which companies with which we do business are located. Similarly, increases in prices of gold, platinum and other precious metals have also had an impact on our materials costs and have the potential to further impact our business. Any deterioration in macroeconomic conditions resulting from uncertainties and effects from tariffs, increases in the costs of materials, especially of gold, platinum and other precious metals, increased congestion and/or new import/export restrictions at ports that we rely on for our business, or delays or disruptions in the delivery of materials could adversely impact our business, financial condition, and operating results.

The U.S. federal government has in the past experienced, and may in the future experience, shutdowns, funding gaps, or other fiscal disruptions. Such disruptions may result in broader economic uncertainty that could affect demand for our products, disrupt supply chains, or result in reduced discretionary spending by our customers.

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

We allow for certain returns within 30 days of when an order is available for shipment or pickup. We also typically provide one complimentary resizing within 60 days of when a purchase is available for shipment or pickup, regardless of sizing range, and within 1 year within sizing range, a lifetime manufacturing warranty (except center diamonds/gemstones), and a lifetime diamond upgrade program on all diamonds that meet certain criteria. We offer an extended protection plan through a third party that has terms ranging from two years to lifetime that vary based on the item purchased.

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

Interest Expense

Interest expense primarily consists of interest incurred under our SVB Credit Agreement.

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
Comparison of Years Ended December 31, 2025 and 2024

The following table sets forth our statements of operations for the years ended December 31, 2025 and 2024, including amounts and percentages of net sales for each year and the year-to-year change in dollars and percent (dollars in thousands):

	Year ended December 31,
	2025		2024		Year over year change
	Amount	Percent	Amount	Percent	Amount	Percent
Consolidated statements of operations data:
Net sales	$437,483	100.0%	$422,161	100.0%	$15,322	3.6%
Cost of sales	185,979	42.5%	167,759	39.7%	18,220	10.9%
Gross profit	251,504	57.5%	254,402	60.3%	(2,898)	(1.1)%
Operating expenses:
Marketing and advertising	105,965	24.2%	108,339	25.7%	(2,374)	(2.2)%
General and administrative	150,915	34.5%	142,713	33.8%	8,202	5.7%
Total operating expenses	256,880	58.7%	251,052	59.5%	5,828	2.3%
(Loss) income from operations	(5,376)	(1.2)%	3,350	0.8%	(8,726)	(260.5)%
Interest expense	(2,282)	(0.5)%	(5,031)	(1.2)%	2,749	54.6%
Other income, net	3,668	0.8%	5,835	1.4%	(2,167)	(37.1)%
Gain on TRA liability adjustment	7,804	1.8%	—	—%	7,804	100.0%
Loss on extinguishment of debt	(573)	(0.1)%	—	0.0%	(573)	(100.0)%
Income before income tax expense	3,241	0.7%	4,154	1.0%	(913)	(22.0)%
Income tax expense	(9,641)	(2.2)%	(160)	—%	(9,481)	(5925.6)%
Net (loss) income	$(6,400)	(1.5)%	$3,994	0.9%	$(10,394)	(260.2)%
Net (loss) income allocable to non-controlling interest	(2,765)	(0.6)%	3,453	0.8%	(6,218)	(180.1)%
Net (loss) income allocable to Brilliant Earth Group, Inc.	$(3,635)	(0.8)%	$541	0.1%	$(4,176)	(771.9)%

Net Sales

Net sales for the year ended December 31, 2025 increased by $15.3 million, or 3.6%, compared to the year ended December 31, 2024. The increase in net sales was due to an increase of 13.0% in order volumes, partially offset by a decrease of 8.2% in AOV.

The 13.0% increase in order volumes was due to strong performance in lower price point products, including fine jewelry, continued effectiveness of our customer acquisition and retention activities and the opening of new showrooms.

The decrease in AOV was driven by a higher mix of lower price point products, including fine jewelry, and comparatively stronger performance of engagement rings priced below $5,000.

Gross Profit

Gross profit for the year ended December 31, 2025 decreased by $2.9 million, or 1.1%, compared to the year ended December 31, 2024. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, decreased by 280 basis points for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by higher gold and platinum costs. This decrease was partially offset by continued optimization of our pricing engine, procurement efficiencies, and other efforts to manage our gross margins to target levels.

Operating Expenses

Operating expenses for the year ended December 31, 2025 increased by $5.8 million, or 2.3%, compared to the year ended December 31, 2024. Operating expenses as a percentage of net sales decreased by 80 basis points for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in operating expenses was primarily driven by an increase in employment expenses of $5.4 million and an increase in other general and administrative expenses of $2.8 million. These increases were partially offset by a decrease in marketing expenses of $2.4 million compared to the year ended December 31, 2024.

The increase in employment expenses was primarily driven by an increase in salaries and wages and other benefits primarily due to the addition of staff to support our growth. The increase in other general and administrative expenses was a result of increases in rent and lease-related expenses, professional fees, information technology and other software-related costs, and depreciation expense. These increases were partially offset by decreases in product development costs and pre-opening expenses from new showrooms compared to the year ended December 31, 2024. The decrease in marketing expenses from the prior year was a result of our continued focus on improving the effectiveness and efficiency of our marketing spend.

Interest Expense

Interest expense for the year ended December 31, 2025 decreased by $2.7 million, or 54.6%, compared to the year ended December 31, 2024, primarily due to the prepayment of all principal amounts outstanding of $34.8 million under the SVB Term Loan in August 2025. As a result of the prepayment, the Company recognized a loss on debt extinguishment of $0.6 million associated with the write-off of unamortized debt issuance costs.

Other Income, Net

Other income, net for the year ended December 31, 2025 decreased by $2.2 million, or 37.1%, compared to the year ended December 31, 2024, primarily due to decreased interest income earned on our cash balances. Additionally, this amount includes immaterial losses on exchange rates on consumer payments and other miscellaneous income.

Gain on TRA Liability Adjustment

The Company entered into a TRA with the Continuing Equity Owners to pay 85% of the tax savings from the tax basis adjustment to them as such savings are realized. As a result of exchanges of Class B common stock for Class A common stock, the long-term portion of the potential TRA liability was $7.8 million at December 31, 2024. For similar reasons that led the Company to record a full valuation allowance on the deferred tax assets, we evaluated the probability of amounts being owed pursuant to the TRA and determined the likelihood of a future liability was not probable at the current time and therefore did not record a TRA liability for the year ended December 31, 2025. As a result, the Company reduced the TRA liability to zero and recognized a gain on TRA liability adjustment of $7.8 million in the Company's consolidated statement of operations for the year ended December 31, 2025.

Income Tax Expense

Brilliant Earth Group, Inc.’s income tax expense was $9.6 million for the year ended December 31, 2025 compared to income tax expense of $0.2 million for the year ended December 31, 2024. During the fourth quarter 2025, the Company evaluated the likelihood it would realize its deferred tax assets and determined it was more likely than not that its deferred tax assets would not be realized and a full valuation allowance was recorded. The Company recognized approximately $9.6 million of deferred tax expense in the consolidated statement of operations primarily related to the increase in the valuation allowance and changes in deferred taxes related to the outside basis difference of Brilliant Earth Group, Inc.'s investment in Brilliant Earth, LLC.

Net (Loss) Income Allocable to Non-Controlling Interests

The net loss allocable to the non-controlling interests (“NCI”) of Brilliant Earth, LLC was $2.8 million for the year ended December 31, 2025, compared to net income of $3.5 million for the year ended December 31, 2024. The decrease in net (loss) income allocable to the NCI was primarily due to a decrease in earnings from the prior year.

Key Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

The following table sets forth our key performance metrics for the periods presented (dollars in thousands, except for AOV):

	For the years ended December 31,
	2025	2024	Change	% Change
Net Sales	$437,483	$422,161	$15,322	3.6%
Total Orders	210,158	186,030	24,128	13.0%
AOV	$2,082	$2,269	$(187)	(8.2)%

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures, are included in this Annual Report on Form 10-K because they are used by management and our Board to assess our financial performance. We define Adjusted EBITDA as net (loss) income excluding interest expense, income tax expense (benefit), depreciation expense, amortization of cloud-based software implementation costs, showroom pre-opening expense, equity-based compensation expense, other income, net loss on extinguishment of debt, certain non-operating expenses and income, and other unusual and/or infrequent costs, which we do not consider in our evaluation of ongoing operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA calculated as a percentage of net sales. These non-GAAP financial measures provide users of our financial information with useful information in evaluating our operating performance and exclude certain items from net (loss) income that may vary substantially in frequency and magnitude from period to period. These non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net (loss) income prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of Adjusted EBITDA and Adjusted EBITDA margin to its most directly comparable GAAP financial measure, net (loss) income and net (loss) income margin, are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the years presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items, and may include other expenses, costs and non-recurring items.

The following table presents a reconciliation of net (loss) income and net (loss) income margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the years presented (dollars in thousands):

	For the years ended December 31,
	2025	2024
Net (loss) income	$(6,400)	$3,994
Interest expense	2,282	5,031
Income tax expense	9,641	160
Depreciation expense	6,109	5,312
Amortization of cloud-based software implementation costs	770	817
Showroom pre-opening expense	1,248	1,705
Equity-based compensation expense	8,920	9,934
Other income, net (1)	(3,668)	(5,835)
Gain on TRA liability adjustment	(7,804)	—
Loss on extinguishment of debt	573	—
Other expenses (2)	300	$—
Adjusted EBITDA	$11,971	$21,118
Net (loss) income margin	(1.5)%	0.9%
Adjusted EBITDA margin	2.7%	5.0%
(1) Other income, net consists primarily of interest and other miscellaneous income, partially offset by expenses such as losses on exchange rates on consumer payments.
(2) These expenses are those that we did not incur in the normal course of business.

Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to Continuing Equity Owners, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from capital-raising activities and borrowings under our loan facilities. We have historically had negative working capital driven by our high inventory turns and typical collection of payment from customers prior to payment of suppliers. As of December 31, 2025, we had a cash balance, excluding restricted cash, of $79.1 million, and negative working capital of $(24.5) million.

In August 2025, our Board declared a one-time cash dividend of $0.25 per share to holders of our Class A common stock and holders of common units of Brilliant Earth, LLC, respectively. The distribution from Brilliant Earth, LLC totaled approximately $25.0 million, of which a pro rata portion was used by us to fund the dividend. Payment of the dividend was made on September 8, 2025 to holders of record of our Class A common stock as of the close of business on August 22, 2025. Approximately $21.2 million was paid to holders of common units of Brilliant Earth, LLC and approximately $3.8 million was paid to holders of the Company's Class A common stock.

For the twelve months ended December 31, 2025, the Company declared and paid $6.8 million of tax distributions to, or on behalf of, members associated with their estimated income tax obligations pursuant to the LLC Agreement. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of the Board, subject to the requirements of applicable law, compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon the Company's business prospects, results of operations, financial condition, cash requirements and availability, industry trends, and other factors that the Board may deem relevant.

We believe based on our current projections, that we have sufficient sources of liquidity to meet our projected operating and tax distribution requirements for at least the next 12 months following the filing of this Annual Report on Form 10-K.

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

Cash Flows from Operating, Investing, and Financing Activities — Comparison of Years Ended December 31, 2025 and 2024

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Years ended December 31,
	2025	2024
Net cash provided by operating activities	$9,718	$17,595
Net cash used in investing activities	(3,966)	(4,907)
Net cash used in financing activities	(88,455)	(6,567)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(82,703)	6,121
Cash, cash equivalents and restricted cash at beginning of year	162,141	156,020
Cash, cash equivalents and restricted cash at end of year	$79,438	$162,141

Operating Activities

For the year ended December 31, 2025, net cash provided by operating activities was $9.7 million compared to net cash provided by operating activities of $17.6 million for the year ended December 31, 2024, a decrease of $7.9 million. This decrease was primarily driven by a decrease in cash provided from net (loss) income adjusted for non-cash addbacks of $7.5 million. There was also an increase in cash used from changes in assets and liabilities related to working capital management activities of $0.4 million. The increase in cash used from changes in working capital was primarily due to an increase in cash used of $18.4 million in inventories, prepaid expenses and other current assets, other assets, and operating lease liabilities. This was partially offset by a decrease in cash used of $13.6 million in accounts payable, accrued expenses and other current liabilities, and an increase in cash generated of $4.4 million in deferred revenue when compared to the year ended December 31, 2024.

The overall decrease in operating cash flows was primarily driven by a decrease in earnings and higher cash outflows for working capital compared to the prior year as discussed above. The Company had increases in inventory purchases and prepaid expenses and cloud computing assets. Payments on operating lease liabilities increased from the prior year due to additional leased showrooms acquired during the year ended December 31, 2025.

Investing Activities

Net cash used in investing activities was $4.0 million for the year ended December 31, 2025 compared to $4.9 million for the year ended December 31, 2024. The decrease of $0.9 million was principally due to a decrease in purchases of property and equipment related to new facilities leased during the year ended December 31, 2025.

Financing Activities

Net cash used in financing activities was $88.5 million for the year ended December 31, 2025 compared to $6.6 million for the year ended December 31, 2024. The increase of $81.9 million was primarily due to higher payments made on the SVB Term Loan of $52.0 million and higher dividends and distributions paid to members of $26.2 million. Additionally, the Company paid a one-time cash dividend of $3.8 million to holders of the Company's Class A common stock.

Silicon Valley Bank Credit Facilities

On May 24, 2022, Brilliant Earth, LLC, as borrower, and SVB, as administrative agent and collateral agent for the lenders, entered into a credit agreement (the “SVB Credit Agreement”) which provided for a secured term loan credit facility of $65.0 million (the “SVB Term Loan”) and a secured revolving credit facility in an amount of up to $40.0 million (the “SVB Revolving Facility”, and together with the SVB Term Loan, the “SVB Credit Facilities”). The SVB Credit Facilities were set to mature on May 24, 2027 (the “Maturity Date”).

In May 2025, we made principal payments totaling $20 million on the SVB Term Loan. No additional principal payments were required until the Maturity Date.

In August 2025, we prepaid all principal amounts outstanding of $34.8 million under the SVB Term Loan and terminated all commitments outstanding under the SVB Credit Agreement. As a result of the prepayment, we recognized a loss on debt extinguishment of $0.6 million associated with the write-off of unamortized debt issuance costs.

As a result of the prepayment of all principal amounts outstanding under the SVB Term Loan, and termination of all commitments outstanding under the SVB Credit Agreement, we are no longer required to be in compliance with any covenants under the SVB Credit Agreement as of December 31, 2025.

For additional information regarding our long-term debt activity, see Note 8, Debt to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Contractual Obligations and Commitments

We lease our showrooms and headquarters office space under non-cancelable lease agreements whereby $9.0 million is due in the year ended December 31, 2026. Total future lease payments as of December 31, 2025 are $45.2 million.

We have capital commitments of $0.8 million related to new showroom construction and improvements to existing locations as of December 31, 2025.

From time to time in the normal course of business, we will enter into agreements with suppliers or service providers. As of December 31, 2025, contractual obligations with a remaining term in excess of 12 months primarily related to marketing and advertising spending as well as software maintenance totaled $2.9 million. For additional information on our contractual obligations and commitments, see Note 7, Leases, Note 9, Stockholders’ Equity and Members Units and Note 13, Commitments and Contingencies, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

We expect that payments under the TRA will be significant. We will account for the income tax effects and corresponding TRA’s effects resulting from future taxable purchases or redemptions of LLC Interests of the Continuing LLC Owners by us or Brilliant Earth, LLC by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the purchase or redemption, and assessment of the book basis of the redeemed LLC interests at the time of redemption. Further, we evaluate the likelihood that we will realize any benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance.

The amounts to be recorded for both the deferred tax asset and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders’ equity. The effect of subsequent changes in the enacted tax rates will be included in net income.

During the fourth quarter of 2025, we evaluated the likelihood we would realize the deferred tax assets and determined the probability was more likely than not that the deferred tax assets will not be realized and recorded a full valuation allowance for the year ended December 31, 2025. In connection with the Company recording a full valuation allowance for its deferred tax assets, it was also determined a TRA liability was not probable at the current time. As a result, the Company reduced the TRA liability to zero and recognized a gain on TRA liability adjustment of $7.8 million in the Company's consolidated statement of operations for the year ended December 31, 2025.

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

Shareholders and Board of Directors
Brilliant Earth Group, Inc.
San Francisco, California
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Brilliant Earth Group, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado
March 17, 2026

Brilliant Earth Group, Inc.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$79,089	$161,925
Restricted cash	349	216
Inventories, net	53,238	38,292
Prepaid expenses and other current assets	12,052	10,980
Total current assets	144,728	211,413
Property and equipment, net	19,622	21,626
Deferred tax assets	—	9,636
Operating lease right of use assets	31,879	35,222
Other assets	4,674	3,348
Total assets	$200,903	$281,245

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$24,804	$15,733
Accrued expenses and other current liabilities	35,732	31,714
Deferred revenue	22,671	18,926
Current portion of operating lease liabilities	6,896	6,108
Current portion of long-term debt	—	5,688
Total current liabilities	90,103	78,169

Long-term debt, net of debt issuance costs	—	50,010
Operating lease liabilities	31,163	35,856
Payable pursuant to the Tax Receivable Agreement	—	7,828
Total liabilities	121,266	171,863

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, none issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Class A common stock, $0.0001 par value per share, 1,200,000,000 shares authorized; 16,092,701 shares issued and 15,518,024 shares outstanding at December 31, 2025 and 14,125,925 shares issued and 13,843,944 shares outstanding at December 31, 2024	2	1
Class B common stock, $0.0001 par value per share, 150,000,000 shares authorized; 35,822,342 and 35,820,912 shares issued and outstanding at December 31, 2025 and 2024, respectively	4	4
Class C common stock, $0.0001 par value per share, 150,000,000 shares authorized; 49,119,976 shares issued and outstanding at December 31, 2025 and 2024, respectively	5	5
Class D common stock, $0.0001 par value per share, 150,000,000 shares authorized; none issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	16,024	11,169
Treasury stock, at cost; 574,677 shares and 281,981 shares at December 31, 2025 and 2024, respectively	(1,094)	(638)
Retained earnings	(2,640)	4,788
Stockholders' equity attributable to Brilliant Earth Group, Inc.	12,301	15,329
Non-controlling interests attributable to Brilliant Earth, LLC	67,336	94,053
Total stockholders' equity	79,637	109,382
Total liabilities and stockholders' equity	$200,903	$281,245
The accompanying notes are an integral part of these consolidated financial statements.

Brilliant Earth Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2025	2024
Net sales	$437,483	$422,161
Cost of sales	185,979	167,759
Gross profit	251,504	254,402
Operating expenses:
Marketing and advertising	105,965	108,339
General and administrative	150,915	142,713
Total operating expenses	256,880	251,052
(Loss) income from operations	(5,376)	3,350
Interest expense	(2,282)	(5,031)
Other income, net	3,668	5,835
Gain on TRA liability adjustment	7,804	—
Loss on extinguishment of debt	(573)	—
Income before income tax expense	3,241	4,154
Income tax expense	(9,641)	(160)
Net (loss) income	(6,400)	3,994
Net (loss) income allocable to non-controlling interest	(2,765)	3,453
Net (loss) income allocable to Brilliant Earth Group, Inc.	$(3,635)	$541

Earnings per share:
Basic	$(0.25)	$0.04
Diluted	$(0.25)	$0.03
Weighted average shares of common stock outstanding:
Basic	14,752,634	13,304,227
Diluted	14,752,634	98,352,924

The accompanying notes are an integral part of these consolidated financial statements.

Brilliant Earth Group, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Brilliant Earth Group, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock						Non-Controlling Interest
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Stockholders’ Equity	Amounts	Total Stockholders' Equity
Balance, January 1, 2024	12,522,146	$1	35,688,349	$4	49,119,976	$5	$8,275	$—	$4,247	$12,532	$84,924	$97,456
Tax distributions to members	—	—	—	—	—	—	—	—	—	—	(1,580)	(1,580)
Conversion of Class B to Class A common stock	16,260	—	(16,260)	—	—	—	—	—	—	—	—	—
RSU vesting during period	1,587,519	—	—	—	—	—	—	—	—	—	—	—
Repurchases of common stock	(281,981)	—	—	—	—	—	—	(638)	—	(638)	—	(638)
Class B shares issued upon vesting of LLC Units	—	—	148,823	—	—	—	—	—	—	—	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	216	—	—	216	—	216
Equity-based compensation	—	—	—	—	—	—	9,807	—	—	9,807	127	9,934
Net income	—	—	—	—	—	—	—	—	541	541	3,453	3,994
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(7,129)	—	—	(7,129)	7,129	—
Balance, December 31, 2024	13,843,944	$1	35,820,912	$4	49,119,976	$5	$11,169	$(638)	$4,788	$15,329	$94,053	$109,382
Dividends and distributions to members	—	—	—	—	—	—	—	—	—	—	(28,012)	(28,012)
Conversion of Class B to Class A common stock	23,473	—	(23,473)	—	—	—	—	—	—	—	—	—
RSU vesting during period	1,943,303	1	—	—	—	—	(1)	—	—	—	—	—
Repurchases of common stock	(292,696)	—	—	—	—	—	—	(456)	—	(456)	—	(456)
Class B shares issued upon vesting of LLC Units	—	—	24,903	—	—	—	—	—	—	—	—	—
Change in deferred tax asset and TRA liability related to redemption of LLC Units	—	—	—	—	—	—	(4)	—	—	(4)	—	(4)
Equity-based compensation	—	—	—	—	—	—	8,883	—	—	8,883	37	8,920
Net loss	—	—	—	—	—	—	—	—	(3,635)	(3,635)	(2,765)	(6,400)
Dividends paid on Class A common stock	—	—	—	—	—	—	—	—	(3,793)	(3,793)	—	(3,793)
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(4,023)	—	—	(4,023)	4,023	—
Balance, December 31, 2025	15,518,024	$2	35,822,342	$4	49,119,976	$5	$16,024	$(1,094)	$(2,640)	$12,301	$67,336	$79,637

The accompanying notes are an integral part of these consolidated financial statements.

Brilliant Earth Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years ended December 31,
	2025	2024
Operating activities
Net (loss) income	$(6,400)	$3,994
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	6,109	5,312
Equity-based compensation	8,920	9,934
Gain on TRA liability remeasurement	(7,804)	—
Non-cash operating lease cost	6,490	5,555
Loss on extinguishment of debt	573	—
Amortization of debt issuance costs	179	291
Deferred tax expense	9,647	128
Other	247	213
Changes in assets and liabilities:
Inventories	(15,192)	(686)
Prepaid expenses and other current assets	(838)	667
Other assets	(1,582)	(728)
Accounts payable, accrued expenses and other current liabilities	12,910	(725)
Deferred revenue	3,745	(630)
Operating lease liabilities	(7,286)	(5,730)
Net cash provided by operating activities	9,718	17,595
Investing activities
Purchases of property and equipment	(3,966)	(4,907)
Net cash used in investing activities	(3,966)	(4,907)
Financing activities
Dividends, distributions and TRA payments to members	(28,012)	(1,766)
Repurchases of common stock	(456)	(638)
Payments of debt issuance costs	(131)	(100)
Dividends paid on Class A common stock	(3,793)	—
Payments on SVB term loan	(56,063)	(4,063)
Net cash used in financing activities	(88,455)	(6,567)
Net (decrease) increase in cash, cash equivalents and restricted cash	(82,703)	6,121
Cash, cash equivalents and restricted cash at beginning of year	162,141	156,020
Cash, cash equivalents and restricted cash at end of year	$79,438	$162,141

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,381	$7,129
Deferred tax assets associated with redemption of LLC Units	$(11)	$(9)
TRA Obligation associated with redemption of LLC Units	$11	$207
Purchases of property and equipment included in accounts payable and accrued liabilities	$139	$24
Change to APIC related to redemption of LLC Units	$(4)	$216
Supplemental information
Cash paid for interest	$2,150	$4,878
Cash paid for taxes	$—	$2

The accompanying notes are an integral part of these consolidated financial statements.

Brilliant Earth Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND ORGANIZATION

Brilliant Earth Group, Inc. was formed as a Delaware corporation on June 2, 2021 for the purpose of facilitating an initial public offering (“IPO”) and executing other related organizational transactions to acquire and carry on the business of Brilliant Earth, LLC. During the year ended December 31, 2025, Brilliant Earth Group, Inc.'s state of incorporation changed from the State of Delaware to the State of Nevada. Brilliant Earth, LLC was originally incorporated in Delaware on August 25, 2005, and subsequently converted to a limited liability company on November 29, 2012. Brilliant Earth Group, Inc., the sole managing member of Brilliant Earth, LLC, consolidates Brilliant Earth, LLC and both are collectively referred to herein as “the Company.”

The Company designs, procures and sells ethically sourced diamonds, gemstones and jewelry online and through 42 showrooms operating within the United States (“U.S.”) as of December 31, 2025. Co-headquarters are located in San Francisco, California and Denver, Colorado.

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

The non-controlling interest on the consolidated statements of operations represents the portion of income or loss attributable to the economic interest in Brilliant Earth, LLC. The non-controlling interest on the consolidated balance sheets represent the portion of net assets of the Company attributable to the owners of the common units of Brilliant Earth, LLC (“LLC Interests” or “LLC Units”). The non-controlling interest was 84.6% and 86.0% as of December 31, 2025 and 2024, respectively. At the end of each reporting period, equity related to Brilliant Earth, LLC that is attributable to Brilliant Earth Group, Inc. and the owners of the LLC Interests (the “Continuing Equity Owners'”) is rebalanced to reflect Brilliant Earth Group, Inc.'s and the Continuing Equity Owners' ownership in Brilliant Earth, LLC.

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

At December 31, 2025 and 2024, there were no financial instruments (assets or liabilities) measured at fair value on a recurring basis.

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

The Company’s ability to procure diamonds, gemstones and to produce jewelry is dependent on its relationships with various suppliers. No individual supplier accounted for more than 10% of total inventory purchases during the year ended December 31, 2025. One supplier of jewelry accounted for a total of 11% of inventory purchases during the year ended December 31, 2024.

Cash and Cash Equivalents, and Restricted Cash

All highly liquid investments with an original maturity of three months or less, money market fund accounts, and deposits in transit from banks for payments related to third-party credit and debit card transactions are considered to be cash equivalents. Credit and debit card transactions are short-term and highly liquid in nature. Interest income is recorded for interest-bearing cash accounts and is included within other income, net in the consolidated statements of operations. During the years ended December 31, 2025 and 2024, the Company recognized interest income of $3.7 million and $6.0 million, respectively. As of December 31, 2025 and 2024, money market fund accounts included in cash equivalents was $33.9 million and $71.6 million, respectively, and classified as Level 1 financial instruments.

Restricted cash as of December 31, 2025 and 2024 relates to funds to secure letters of credit in lieu of security deposits related to leases at the Company’s showroom locations.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash from the consolidated balance sheets to the statements of cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$79,089	$161,925
Restricted cash	349	216
Total	$79,438	$162,141

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

The Company's capitalized implementation costs for cloud computing arrangements, net consisted of the following (in thousands):

	December 31,
	2025	2024
Capitalized implementation costs	$5,800	$3,819
Less: accumulated amortization	(2,433)	(1,663)
Cloud computing arrangements, net	$3,367	$2,156

These cloud computing arrangements were primarily related to the implementation of ecommerce software and a cloud-based data management platform, among other software implementations. During the years ended December 31, 2025 and 2024, the Company recorded amortization expense related to these implementation costs of $0.8 million and $0.8 million, respectively.

Impairment Tests for Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including property and equipment and right of use (“ROU”) assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss would be recognized. No impairment losses have been recognized during the years ended December 31, 2025 and 2024, as no events or changes in circumstance have been identified that would indicate the carrying value of long-lived assets is not recoverable.

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

Debt Issuance Costs

Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. The Company presents debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the SVB Revolving Credit Facility are included in other assets on the consolidated balance sheets.

If the terms of a financing obligation are amended and accounted for as a debt modification by the Company, fees incurred directly with the lending institution are capitalized and amortized over the remaining contractual term using the effective interest method. Fees incurred with other parties are expensed as incurred. If the Company determines that there has been a substantial modification of a financing obligation, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt in the consolidated statements of operations. See Note 8, Debt, for further discussion.

Revenue Recognition

Overview

Net sales primarily consist of revenue from diamond, gemstone and jewelry retail sales and payment is required in full prior to order fulfillment. Delivery is determined to be the time of pickup for orders picked up in showrooms, and for shipped orders, typically within one to two business days after shipment. Credit is not extended to customers except through third-party credit cards or financing offerings. A return policy of 30 days from when the item is picked up or ready for shipment is typically provided; one complimentary resizing for standard ring styles is offered within 60 days of when an order is available for shipment or pickup, regardless of sizing range, and within 1 year within sizing range; a lifetime manufacturing warranty is provided on all jewelry, with the exception of estate and vintage jewelry and center diamonds/gemstones; and a lifetime diamond upgrade program is included on all independently graded natural diamonds. The complimentary resizing, lifetime manufacturing warranty claims and lifetime diamond upgrades have not historically been material. An extended protection plan is offered through a third party that has different terms ranging from 2 years to lifetime that vary based on the item purchased.

The following table discloses total net sales by geography for the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
United States	$421,966	$406,208
International	15,517	15,953
Total net sales	$437,483	$422,161

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

Contract Balances

Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred. As of December 31, 2025, 2024, and 2023, total deferred revenue that includes our contract balances was $22.7 million, $18.9 million, and $19.6 million, respectively. During the years ended December 31, 2025 and 2024, the Company recognized $18.5 million and $19.1 million, respectively, of revenue that was deferred as of the last day of the respective prior year.

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

As of December 31, 2025 and 2024, refund liabilities balances were $3.5 million and $2.9 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the consolidated balance sheets. See Note 6, Accrued Expenses and Other Current Liabilities, for further discussion.

As of December 31, 2025 and 2024, returns asset balances were $1.5 million and $1.1 million, respectively, and are included within prepaid expenses and other current assets in the consolidated balance sheets.

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

Foreign Currency Transactions

Gains or losses resulting from foreign currency transactions are included within other income, net in the consolidated statements of operations. For the years ended December 31, 2025 and 2024, losses from foreign currency transactions were $0.1 million and $0.2 million, respectively.

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

The fair value of restricted stock units (“RSUs”) is based on the fair value of the Class A common stock at the time of grant. No other equity-based compensation awards were granted during the years ended December 31, 2025 and 2024.

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

Uncertainty in income taxes is accounted for using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company would recognize penalties and interest related to uncertain tax positions within the income tax line item within the consolidated statements of operations. As of December 31, 2025 and 2024, no uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This guidance became effective for annual periods beginning after December 15, 2024 and allows for prospective or retrospective adoption. The Company adopted the new guidance for the year ended December 31, 2025 under the retrospective method and it did not have an impact on our consolidated financial statements but resulted in additional disclosures. See Note 11, Income Taxes and Tax Receivable Agreement, for further discussion.

Accounting Pronouncements Issued but Not Yet Adopted

In November 2024, the FASB issued authoritative guidance related to disclosure of additional information about specific expense categories related to cost of sales and operating expenses in the notes to financial statements at interim and annual reporting periods. This guidance will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and should be applied on a prospective basis. We do not expect this standard to have a material impact on our consolidated financial statements, but will require increased disclosures within the notes to our financial statements.

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

Basic and diluted earnings per share of Class A common stock for the years ended December 31, 2025 and 2024, have been computed as follows (in thousands, except share and per share amounts):

	December 31,
	2025	2024
Numerator:
Net (loss) income attributable to Brilliant Earth Group, Inc., BASIC	$(3,635)	$541
Add: Net income impact from assumed redemption of all LLC Units to common stock	—	3,453
Less: Income tax expense on net income attributable to NCI	—	(878)
Net (loss) income attributable to Brilliant Earth Group, Inc., after adjustment for assumed conversion, DILUTED	$(3,635)	$3,116

Denominator:
Weighted average shares of common stock outstanding, BASIC	14,752,634	13,304,227
Dilutive effects of:
Vested LLC Units that are exchangeable for common stock	—	84,884,486
Unvested LLC Units that are exchangeable for common stock	—	43,953
RSUs	—	120,258
Weighted average shares of common stock outstanding, DILUTED	14,752,634	98,352,924

BASIC earnings per share	$(0.25)	$0.04
DILUTED earnings per share	$(0.25)	$0.03

For the year ended December 31, 2024, net income attributable to the non-controlling interest is added back to net income in the fully dilutive computation and has been adjusted for income taxes which would have been expensed had the income been recognized by Brilliant Earth Group, Inc., a taxable entity. The weighted average common shares outstanding in the diluted computation per share assumes all outstanding LLC Units are converted, and the Company will elect to issue shares of common stock upon redemption rather than cash-settle.

For the year ended December 31, 2025, the dilutive earnings per share calculation excludes the loss impact from assumed redemption of all LLC Units and any income tax impact on the net loss attributable to the non-controlling interest since the Company is in a net loss position and these adjustments would be antidilutive.

For the years ended December 31, 2025 and 2024, the dilutive impact of vested LLC Units convertible into common stock were included in the computation of diluted earnings per share under the if-converted method; except when the effect would be anti-dilutive. The dilutive impact of unvested LLC Units and RSUs were included using the treasury stock method, except when the effect would be anti-dilutive.

The following table presents the securities for the years ended December 31, 2025 and 2024, that have been excluded from the computation of earnings per share because such impact would have been anti-dilutive:

	December 31,
	2025	2024
Vested LLC Units	84,949,017	—
RSUs	3,946,584	3,701,131
Stock options	664,686	709,147
Unvested LLC units	4,734	—

NOTE 4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	December 31,
	2025	2024
Loose diamonds	$11,834	$6,097
Fine jewelry and other	42,187	32,732
Allowance for inventory obsolescence	(783)	(537)
Total inventories, net	$53,238	$38,292

The allowance for inventory obsolescence consists of the following (in thousands):

	December 31,
	2025	2024
Balance at beginning of period	$(537)	$(355)
Change in allowance for inventory obsolescence	(246)	(182)
Balance at end of period	$(783)	$(537)

As of December 31, 2025 and 2024, the Company had $12.6 million and $15.6 million, respectively, of consigned inventory held on behalf of suppliers which is not recorded in the consolidated balance sheets.

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2025	2024
Equipment	$4,521	$4,188
Furniture and fixtures	3,427	3,040
Leasehold improvements	27,208	25,682
Construction in progress	2,577	719
Other	1,018	1,018
Gross property and equipment	38,751	34,647
Less: accumulated depreciation	(19,129)	(13,021)
Total property and equipment, net	$19,622	$21,626

Total depreciation expense was as follows (in thousands):

	December 31,
Classification	2025	2024
General and administrative expense	$5,523	$4,836
Cost of sales	586	476
Total depreciation expense	$6,109	$5,312

NOTE 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Vendor expenses	$13,681	$12,609
Payroll expenses	7,571	6,191
Sales and other tax payable	4,705	4,276
Provision for sales returns and allowances	3,520	2,869
Current portion of TRA	35	—
Other	6,220	5,769
Total accrued expenses and other current liabilities	$35,732	$31,714

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue. Activity for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	December 31,
	2025	2024
Balance at beginning of period	$2,869	$2,449
Provision	29,918	26,218
Returns and allowances	(29,267)	(25,798)
Balance at end of period	$3,520	$2,869

NOTE 7. LEASES

Total operating lease ROU assets and lease liabilities were as follows (in thousands):

		December 31,
Assets	Classification	2025	2024
Operating ROU assets at cost	Operating lease right of use assets	$51,541	$48,394
Accumulated amortization	Operating lease right of use assets	(19,662)	(13,172)
Net book value		$31,879	$35,222

Liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$6,896	$6,108
Noncurrent:
Operating leases	Operating lease liabilities	31,163	35,856
Total lease liabilities		$38,059	$41,964

In May 2024, the Company entered into a sublet of a portion of leased office space to a third party for the remaining lease term. Sublease income is recognized on a straight-line basis over the sublease agreement.

Total operating lease costs were as follows (in thousands):

		December 31,
	Classification	2025	2024
Operating lease costs	General and administrative expense	$8,784	$7,768
Operating lease costs	Cost of sales	273	273
Variable lease costs	General and administrative expense	1,999	1,717
Variable lease costs	Cost of sales	186	143
Sublease income	General and administrative expense	(211)	(141)
Total lease costs		$11,031	$9,760

The maturity analysis of the operating lease liabilities as of December 31, 2025 was as follows (in thousands):

Amount
Years ending December 31,
2026	$9,001
2027	8,526
2028	7,481
2029	6,687
2030	5,343
Thereafter	8,159
Total minimum lease payments(1)	45,197
Less: imputed interest	(7,138)
Net present value of operating lease liabilities	38,059
Less: current portion	(6,896)
Long-term portion	$31,163

(1) Future minimum lease payments exclude $1.8 million of future payments required under a signed lease agreement that has not yet commenced. This operating lease will commence after December 31, 2025 with a lease term of five years.

As of December 31, 2025, future minimum tenant operating receipts remaining under the third-party sublease were $0.2 million with a remaining sublease term of approximately 1.0 year.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate on long-term leases as of December 31, 2025 and 2024 (dollars in thousands):

	December 31,
	2025	2024
Weighted-average remaining lease term - operating leases	5.4 years	6.3 years
Weighted-average discount rate - operating leases	6.1%	5.9%

Supplemental cash flow information related to operating leases is as follows:
Operating cash flows from operating leases	$9,779	$8,208

NOTE 8. DEBT

The following table summarizes the net carrying amount of the Company's outstanding debt as of December 31, 2025 and 2024, net of debt issuance costs (in thousands):

	December 31,
	2025			2024
	Outstanding principal	Debt issuance costs	Net carrying amount	Outstanding principal	Debt issuance costs	Net carrying amount
Current portion	$—	$—	$—	$5,688	$—	$5,688
Long-term	—	—	—	50,375	(365)	50,010
Total debt	$—	$—	$—	$56,063	$(365)	$55,698

SVB Credit Agreement

On May 24, 2022 (the “Closing Date”), Brilliant Earth, LLC, as borrower, and SVB, as administrative agent and collateral agent for the lenders, entered into a credit agreement (the “SVB Credit Agreement”) which provided for a secured term loan credit facility of $65.0 million (the “SVB Term Loan”) and a secured revolving credit facility in an amount of up to $40.0 million (the “SVB Revolving Facility”, and together with the SVB Term Loan, the “SVB Credit Facilities”).

The SVB Credit Facilities were used to refinance existing indebtedness, pay related fees and expenses, and were to be used from and after the Closing Date for working capital and general corporate purposes. The SVB Credit Facilities were set to mature on May 24, 2027 (the “Maturity Date”).

The SVB Credit Facilities were secured by substantially all assets of Brilliant Earth, LLC and any of its future material subsidiaries, subject to customary exceptions. Brilliant Earth, LLC’s future material subsidiaries (subject to certain customary exceptions) were to guarantee repayment of the SVB Credit Facilities. Borrowings under the SVB Credit Facilities bore interest at either (a) a secured overnight financing rate plus an annual adjustment of 0.125%, plus an applicable margin of 2.25% to 2.75%, depending on the Consolidated Total Leverage Ratio (defined below), or an alternate base rate plus an applicable margin of 1.25% to 1.75%, depending on the Consolidated Total Leverage Ratio, each subject to a 0.00% floor. In addition, Brilliant Earth, LLC had agreed to pay a commitment fee on the first day of each quarter on the unused amount of the SVB Revolving Credit Facility, equal to 0.25% to 0.35% per annum depending on the Consolidated Total Leverage Ratio. The Consolidated Total Leverage Ratio was defined as the ratio, as of the last day of any four fiscal quarter period, of (a) Consolidated Total Indebtedness of the Company and its subsidiaries to (b) the Consolidated EBITDA for such period (each term as further defined in the SVB Credit Agreement).

The SVB Term Loan was required to be repaid on the last day of each calendar quarter (commencing on September 30, 2022), in an amount equal to 1.25% per quarter through June 30, 2024, 1.875% per quarter from September 30, 2024 through June 30, 2025, and 2.50% per quarter thereafter, with the balance payable on the Maturity Date. The SVB Term Loan was also subject to certain mandatory prepayment requirements in connection with asset sales, casualty events and debt incurrence, subject to customary exceptions.

The SVB Credit Facilities were subject to customary affirmative covenants and negative covenants as well as financial maintenance covenants. The financial covenants were tested at the end of each fiscal quarter and required that (a) the Company and its subsidiaries not have a Consolidated Fixed Charge Coverage Ratio (defined as the ratio of (i) Consolidated EBITDA, less cash taxes (including tax distributions), less certain capital expenditures, less cash dividends and other cash restricted payments, to (ii) the sum of cash interest expense and scheduled principal payments on outstanding debt (in each case, as further defined in the SVB Credit Agreement)) of less than 1.25 to 1.00, (b) the Company and its subsidiaries not have a Consolidated Total Leverage Ratio of more than 4.00 to 1.00, and (c) Brilliant Earth, LLC and its subsidiaries not have a Consolidated Borrower Leverage Ratio (defined substantially similar as Consolidated Total Leverage Ratio, but limited to Brilliant Earth, LLC and its subsidiaries) in excess of 3.00 to 1.00 (which level is subject to temporary increases to 4.00 to 1.00 in connection with certain acquisitions).

In February 2024, we entered into the First Amendment to the SVB Credit Agreement (the “First Amendment”), pursuant to which the lenders agreed to suspend the requirement to comply with the Consolidated Fixed Charge Coverage Ratio covenant on the last day of the fiscal quarters ended December 31, 2023, March 31, 2024, and June 30, 2024. The First Amendment also required us to maintain Balance Sheet Cash (defined as unrestricted cash and cash equivalents held in accounts with the lenders and their affiliates ) in an amount greater than the sum of the aggregate principal amount outstanding under the SVB Revolving Facility (including issued letters of credit) and the aggregate principal amount of the SVB Term Loan outstanding at such time, which requirement applied at all times commencing on February 21, 2024 until the last day of the fiscal quarter ended June 30, 2024. After such time, the minimum Balance Sheet Cash covenant no longer applied.

In May 2025, the Company entered into the Second Amendment to the SVB Credit Agreement (the “Second Amendment”), pursuant to which the lenders agreed to suspend the requirement to comply with the (i) Consolidated Fixed Charge Coverage Ratio covenant for the period ended March 31, 2025 through and including the fiscal quarter ending March 31, 2026 and (ii) the Consolidated Borrower Leverage Ratio covenant for the period ended March 31, 2025. In addition, the Second Amendment increased the interest rate margin applicable to the SVB Revolving Facility and Term Loan by 10 basis points for the period commencing on the effective date of the Second Amendment through (but not including) April 1, 2026. Borrowings under the SVB Credit Facilities bore interest at either (a) a secured overnight financing rate plus an annual adjustment of 0.125%, plus an applicable margin of 2.35% to 2.85%, depending on the Consolidated Total Leverage Ratio, or an alternate base rate plus an applicable margin of 1.35% to 1.85%, depending on the Consolidated Total Leverage Ratio, each subject to a 0.00% floor.

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

In May 2025, the Company made principal payments totaling $20 million on the SVB Term Loan. No additional principal payments were required until the Maturity Date.

In August 2025, the Company prepaid all principal amounts outstanding of $34.8 million under the SVB Term Loan and terminated all commitments outstanding under the SVB Credit Agreement. As a result of the prepayment, the Company recognized a loss on debt extinguishment of $0.6 million associated with the write-off of unamortized debt issuance costs.

As a result of the prepayment of all principal amounts outstanding under the SVB Term Loan, and termination of all commitments outstanding under the SVB Credit Agreement, the Company is no longer required to be in compliance with any covenants under the SVB Credit Agreement as of December 31, 2025.

The Company's effective interest rate on debt was 8.18% and 8.56%, for the years ended December 31, 2025 and 2024, respectively. Interest expense was $2.1 million and $4.7 million; and amortization of deferred issuance costs was $0.2 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

NOTE 9. STOCKHOLDERS’ EQUITY AND MEMBERS UNITS

Summary Capitalization

The following summarizes the capitalization and voting rights of the Company’s classes of equity as of December 31, 2025 and 2024:

		December 31,
		2025	2024
	Authorized	Outstanding		Votes per share	Economic Rights
Preferred stock	10,000,000	None	None

Common stock:
Class A	1,200,000,000	15,518,024	13,843,944	1	Yes
Class B	150,000,000	35,822,342	35,820,912	1	No
Class C	150,000,000	49,119,976	49,119,976	10	No
Class D	150,000,000	None	None	10	Yes

Common stock reserved for issuances:
Conversion of LLC Units		84,942,318	84,940,888
Unvested LLC Units		—	24,903
Unvested RSUs		3,611,467	3,847,636
Stock options		656,821	665,905

Common LLC Units		84,942,318	84,940,888	No	Yes

Our Board of Directors (the “Board”) is authorized to direct the Company to issue shares of preferred stock in one or more series and the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through December 31, 2025, no series of preferred stock have been issued.

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

Brilliant Earth, LLC

As of December 31, 2025, Brilliant Earth Group, Inc. holds a 15.4% economic interest in Brilliant Earth, LLC through its ownership of 15,518,024 LLC Units, and consolidates Brilliant Earth, LLC as sole managing member. The remaining 84,942,318 LLC units representing an 84.6% interest are held by the Continuing Equity Owners and presented in the consolidated financial statements as a non-controlling interest.

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

Cash Dividends

In August 2025, our Board declared a one-time cash dividend of $0.25 per share to holders of our Class A common stock and holders of common units of Brilliant Earth, LLC, respectively. The distribution from Brilliant Earth, LLC totaled approximately $25.0 million, of which a pro rata portion was used by us to fund the dividend. Payment of the dividend was made on September 8, 2025 to holders of record of our Class A common stock as of the close of business on August 22, 2025. Approximately $21.2 million was paid to holders of common units of Brilliant Earth, LLC and approximately $3.8 million was paid to holders of the Company's Class A common stock.

Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of the Board, subject to the requirements of applicable law, compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon the Company's business prospects, results of operations, financial condition, cash requirements and availability, industry trends, and other factors that the Board may deem relevant.

Distributions to Members Related to Their Income Tax Liabilities

As a limited liability company treated as a partnership for income tax purposes, Brilliant Earth, LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the LLC Agreement, Brilliant Earth, LLC is required to distribute cash, to the extent that Brilliant Earth, LLC has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Brilliant Earth, LLC taxable earnings. Brilliant Earth, LLC makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. Such distributions totaled approximately $6.8 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively.

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

NOTE 10. EQUITY-BASED COMPENSATION

Overview

The 2021 Incentive Award Plan (the “2021 Plan”) was adopted to attract, retain, and motivate selected employees, consultants, and directors through the granting of equity-based compensation awards and cash-based performance bonus awards. The compensation committee or its approved designees administer the 2021 Plan. Subject to the terms and conditions of the 2021 Plan, the administrator has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject to awards and the terms and conditions of awards, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2021 Plan.

As of December 31, 2025 we have reserved 13,285,276 shares of common stock for issuance pursuant to a variety of equity-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, and other equity-based awards under the 2021 Incentive Award Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Incentive Award Plan is increased by an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board; provided, however, that no more than 81,929,342 shares of stock may be issued upon the exercise of incentive stock options. As of December 31, 2025, 4,066,195 shares of common stock are available for future grants under the 2021 Incentive Award Plan. Vesting is subject to certain change in control provisions as provided in the award agreements.

The 2021 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) permits the Company to offer employees the right to purchase Class A common stock at a discount through after-tax payroll contributions. As of December 31, 2025, 1,847,197 shares of Class A common stock are reserved for issuance under our Employee Stock Purchase Plan. The number of shares initially reserved for issuance or transfer pursuant to awards under the Employee Stock Purchase Plan is increased by an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Board. No offerings have commenced under the Employee Stock Purchase Plan.

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

The following table summarizes the activity related to the Company’s RSUs for the year ended December 31, 2025:

	Number of Restricted Stock Units	Weighted average grant date fair value per unit
Balance as of December 31, 2023, unvested	3,942,052	$6.10
Granted	2,075,931	$2.77
Vested	(1,587,519)	$6.28
Forfeited	(582,828)	$5.71
Balance as of December 31, 2024, unvested	3,847,636	$4.29
Granted	1,824,994	$1.60
Vested	(1,943,303)	$4.89
Forfeited	(117,860)	$4.09
Balance as of December 31, 2025, unvested	3,611,467	$2.62

The total fair value of RSUs vested for the years ended December 31, 2025 and 2024, was $9.5 million and $10.0 million, respectively.

Total compensation expense for RSUs was approximately $8.7 million and $9.2 million for the years ended December 31, 2025 and 2024, respectively, and is included in general and administrative expenses in the consolidated statements of operations. The Company recognized $0.1 million of tax benefit associated with the equity-based compensation expense for RSUs for the year ended December 31, 2025, and $0.1 million of tax benefit for the year ended December 31, 2024.

As of December 31, 2025, total compensation expense related to unvested RSUs not yet recognized was $8.0 million and the weighted-average period over which the compensation is expected to be recognized was 1.9 years.

Stock Options

Stock option awards have a time-based vesting requirement that is based on continuous employment. Upon vesting, the stock options are exercisable into Class A common stock. Vesting is generally over four years from the date of grant and options may be exercised up to 10 years from the date of issuance.

The following table summarizes the activity related to the outstanding and exercisable stock options:

	Number of options	Weighted average exercise price	Weighted average grant date fair value per option	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2024	665,905	$12.00	$4.27	6.7
Forfeited	(9,084)	$12.00	$4.29
Outstanding as of December 31, 2025	656,821	$12.00	$4.27	5.7

Vested and exercisable as of December 31, 2025	656,821	$12.00	$4.27	5.7

As of December 31, 2025, the vested stock options did not have an aggregated intrinsic value as the exercise price exceeded the estimated fair market value of the stock options.

Total compensation expense for stock options was approximately $0.2 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively, and is included in general and administrative expenses in the consolidated statements of operations. No tax benefit was associated with the equity-based compensation expense for stock options.

As of December 31, 2025, there was no remaining compensation expense as all the outstanding stock options had fully vested.

LLC Units

The fair value of restricted LLC Units was based on the fair value of an unrestricted LLC Unit at the date of grant. The following table summarizes the activity related to the unvested LLC Units:

	Number of LLC Units	Weighted average grant date fair value per unit
Balance, December 31, 2024, unvested	24,903	$1.50
Vested	(24,903)	$1.50
Balance, December 31, 2025, unvested	—	$—
Total compensation expense for LLC Units was less than $0.1 million and approximately $0.1 million for the years ended December 31, 2025 and 2024, respectively, and is included in general and administrative expenses in the consolidated statements of operations.

As of December 31, 2025, there was no remaining compensation expense as all the outstanding LLC Units had fully vested.

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

The Company did not pay or receive any material federal or state income taxes during the years ended December 31, 2025 and 2024, respectively.

Deferred Tax Asset and Income Tax Expense

The Company had recorded a deferred tax asset primarily related to the outside basis difference between GAAP and reporting for income tax purposes of the Brilliant Earth Group, Inc.’s investment in Brilliant Earth, LLC. The basis difference resulted from the step-up in basis allowed under Section 743(b) and 197 of the Internal Revenue Code related to the purchase of LLC Units from the Continuing Equity Owners. The deferred tax asset was expected to be amortized over the useful lives of the underlying assets. In assessing the realizability of deferred tax assets during the year ended December 31, 2025, management determined that it was more likely than not that the deferred tax assets will not be realized.

Provision for Income Taxes

Brilliant Earth Group, Inc.'s income tax expense was $9.6 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively. Brilliant Earth Group, Inc. had no business transactions or activities, and accordingly, no amounts related to income taxes were incurred by the Company.

Total Company earnings are earned in the United States and used to compute income taxes as follows (in thousands):

	December 31,
	2025	2024
Pre-tax earnings of the Company	$3,241	$4,154
Loss (earnings) allocable to NCI (not allocable to the Company)	2,765	(3,453)
Pre-tax earnings of Brilliant Earth Group, Inc.	6,006	701
Income tax expense of Brilliant Earth Group, Inc.	(9,641)	(160)
After tax (loss) earnings of Brilliant Earth Group, Inc.	$(3,635)	$541

The components of the benefit (expense) from income taxes are as follows (in thousands):

	December 31,
	2025	2024
Current tax benefit (expense)
Federal	$—	$—
State	6	(32)
Total current income tax benefit (expense)	6	(32)

Deferred tax (expense) benefit
Federal	(7,966)	83
State	(1,681)	(211)
Total deferred income tax expense	(9,647)	(128)

Total income tax expense	$(9,641)	$(160)

The Company adopted new income tax disclosure guidance for the year ended December 31, 2025, which required disaggregated information about the effective tax rate reconciliation. The Company has elected to apply the amendments retrospectively to the prior year presented in the financial statements. Accordingly, certain prior-year amounts in the rate reconciliation have been reclassified to conform to the current year's presentation. The reconciliation of the expected federal statutory rate of 21.0% to the effective rate is as follows (in thousands):

		December 31,
	2025		2024
	Tax effect	Rate	Tax effect	Rate
Brilliant Earth Group, Inc. expected tax expense at statutory rate	$(681)	21.0%	$(872)	21.0%
State & local income taxes, net of federal income tax effect(1)	(1,674)	51.7%	(244)	5.9%
Changes in valuation allowance	(4,915)	151.6%	—	—%
Nontaxable or nondeductible items
Gain on TRA liability adjustment	1,639	(50.6)%	—	—%
Other adjustments:
Non-Controlling interest	(579)	17.9%	725	(17.5)%
Outside basis differences	$(3,442)	106.2%	$175	(4.2)%
Other	11	(0.3)%	56	(1.3)%
Effective income tax expense and rate	$(9,641)	297.5%	$(160)	3.9%
(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Illinois, Massachusetts, and New York.

The components of deferred tax assets are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Outside basis difference in investment	$4,149	$8,386
Net operating loss carryforwards	1,741	1,250
Total gross deferred tax assets	5,890	9,636
Valuation allowance	(5,890)	—
Net deferred tax asset	$—	$9,636

The Company recognizes deferred tax assets to the extent it believes, based on available evidence, that it is more likely than not that they will be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. For the year ended December 31, 2025, the Company entered into a three-year cumulative loss position and determined that it would not be able to generate sufficient taxable income to utilize its deferred tax assets. Based on this negative evidence, the Company concluded it was more likely than not that its deferred tax assets would not be realized, and accordingly, recorded a full valuation allowance. For the year ended December 31, 2024, the Company evaluated the likelihood it would realize its deferred tax assets and determined the probability to be more likely than not, and accordingly, no valuation allowance was recognized.

As of December 31, 2025, the Company has total federal net operating loss carryforwards (“NOLs”) of $6.9 million that have no expiration date. The Company also has total state NOLs of $6.9 million that begin to expire in 2036. Management believes on a more likely than not basis that the Company will not be able to realize the tax benefit of its NOLs carryforwards.

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

As of December 31, 2025, the Company had not incurred or recorded any penalties or interest related to income taxes in the consolidated statements of operations. Additionally, the Company did not record any uncertain tax positions on the consolidated balance sheets as management concluded that no such positions existed as of December 31, 2025.

The Company is subject to examination for the years ended December 31, 2025, 2024, 2023, and 2022. The Company is not currently subject to income tax audits in any U.S. or state jurisdictions for any tax year.

Tax Receivable Agreement

As each of the Continuing Equity Owners elect to convert their LLC Interests into Class A common stock or Class D common stock, as applicable, Brilliant Earth Group, Inc. will succeed to their aggregate historical tax basis which will create a net tax benefit to the Company. These tax benefits are expected to be amortized over 15 years pursuant to Sections 743(b) and 197 of the Code. The Company will only recognize a deferred tax asset for financial reporting purposes when it is more likely than not that the tax benefit will be realized.

In addition, as part of the IPO, the Company entered into a TRA with the Continuing Equity Owners to pay 85% of the tax savings from the tax basis adjustment to them as such savings are realized. Amounts payable under the TRA are contingent upon, among other things, generation of sufficient future taxable income during the term of the TRA. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders’ equity. The effect of subsequent changes in enacted tax rates will be included in net income. In connection with the Company concluding it was more likely than not that its deferred tax assets would not be realized and a full valuation allowance for its deferred tax assets was required, it was also determined a TRA liability was not probable at the current time. As a result, the Company reduced the TRA liability to zero and recognized a gain on TRA liability adjustment of $7.8 million in the Company's consolidated statement of operations for the year ended December 31, 2025.

One Big Beautiful Bill Act

In July, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. Among other provisions, the Act includes permanently extending and modifying certain expiring provisions of the 2017 Tax Cuts and Jobs Act and immediate expensing of domestic research and development expenses. The impacts of these provisions did not have a material impact on our consolidated financial statements or annual effective tax rate for 2025. However, we will continue to evaluate the effects of the Act on our consolidated financial statements and annual effective tax rate in the future.

NOTE 12. SEGMENT INFORMATION

The Company operates in one operating and reporting segment, which is the retail sale of diamonds, gemstones and jewelry. See Note 2, Summary of Significant Accounting Policies, for disclosure of total net sales by geography. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer (“CEO”), has chosen to review financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The CODM utilizes net income to assess financial performance and allocate resources.

The CODM is provided with and uses the consolidated balance sheet information as is presented in the audited consolidated balance sheets.

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

On December 5, 2022, plaintiff Veronica Cusimano, a former employee of the Company, filed a representative action against the Company pursuant to the Private Attorneys General Act of 2004 in California Superior Court, Los Angeles County. The complaint alleges, on behalf of the plaintiff and similarly situated employees and former employees in California, various claims under the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. The plaintiff seeks civil penalties, attorneys' fees and costs in unspecified amounts, and other unspecified damages. On February 10, 2023, the Company filed a petition to compel arbitration on the basis of an agreement between the plaintiff and the Company to arbitrate any claims between them. On April 28, 2023, the petition was denied. On May 9, 2023, the Company appealed the Superior Court's denial of its petition to compel arbitration to the California Court of Appeal, Second Appellate District. On February 24, 2025, the Court of Appeal affirmed the Superior Court’s ruling. The Company intends to vigorously defend the alleged individual and representative claims, and, at this time, any liability is not expected to be material to the Company's consolidated financial statements.

Non-Income Related Taxes

The Company collects and remits sales and use taxes in a variety of jurisdictions across the U.S. The amounts payable to relevant sales and use tax authorities are accrued in the period incurred and presented on the balance sheet as a component of accrued expenses and other current liabilities.

Purchase Obligations

From time to time in the normal course of business, the Company will enter into agreements with suppliers or service providers that exceed 12 months. As of December 31, 2025, unconditional future minimum payments under agreements to purchase services primarily related to information technology and software, as well as marketing and advertising spending. The aggregate value of purchases from these suppliers or service providers totaled $5.0 million and $4.2 million for the years ended December 31, 2025 and 2024, respectively.

The amounts in the table below represent the Company's unconditional future minimum commitments with a remaining term in excess of 12 months as of December 31, 2025 (in thousands):

Years ending December 31,
2026	$2,067
2027	878
Total	$2,945

Capital Commitments

The Company may enter into commitments to expand various locations, which generally include design, store construction and improvements. As of December 31, 2025, these commitments totaled $0.8 million, related to new showroom construction and improvements to existing locations.

401(K) Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code, which provides for voluntary contributions from the Company and its employees and certain other service providers. Contributions from the Company were $2.0 million and $1.7 million, for the years ended December 31, 2025 and 2024, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Remediation of Previously Reported Material Weakness

As previously disclosed in Part II, Item 9A of our 2024 Form 10-K, we identified a material weakness in internal control related to ineffective information technology general controls (“ITGCs”) in the areas of change management, user access and segregation of duties related to certain information technology (“IT”) systems that support the Company's financial reporting processes, resulting in ineffective automated and IT-dependent controls including journal entries. We believe that these control deficiencies were due to gaps in the sufficiency of IT resources and risk-assessment processes to identify and assess access in certain IT environments that could impact internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In response to this material weakness, the Company has taken actions to remediate change management and access related control failures. As part of our remediation plan the Company: (i) hired a director of ITGC position to expand the management and governance over ITGCs, (ii) developed and implemented additional company-wide training addressing internal controls, (iii) enhanced processes around reviewing privileged access to key financial systems and ensuring appropriate segregation of duties, (iv) strengthened change management procedures, (v) enhanced access management procedures and ownership; and (vi) established monitoring detective controls and metrics to track adherence to access and change management policies and identify potential exceptions requiring investigation.

Based upon the above, we believe the steps taken have improved the effectiveness of our internal control over financial reporting and we have determined that these new or redesigned controls are operating effectively. Management has tested the new and redesigned controls and concluded that these controls have been operating effectively for a sufficient period of time to support our determination that the material weakness has been remediated as of December 31, 2025.

Auditor's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than the actions to remediate the material weakness in our internal control over financial reporting as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

a.Disclosure in lieu of reporting on a Current Report on Form 8-K.

On March 10, 2026, the Company approved a revised form of indemnification and advancement agreement (the “Indemnification Agreement”) governed by Nevada law, which the Company plans to enter into with its directors, officers and certain of its employees. The Indemnification Agreement supersedes the Company’s prior form of indemnification agreement. The full text of the form of Indemnification Agreement is attached hereto as Exhibit 10.16 to this Annual Report on Form 10-K.

b.Insider Trading Arrangements and Policies

During the three months ended December 31, 2025, the following directors and “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

On November 24, 2025, Mainsail Partners III, L.P., Mainsail Co-Investors III, L.P. and Mainsail Incentive Program, LLC (together, the “Mainsail Entities”) adopted a Rule 10b5-1 trading arrangement (the “Mainsail Sales Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. Gavin Turner, a member of the Company’s Board of Directors, is the Managing Partner of Mainsail Management Company, LLC (“Mainsail Partners”) and may be deemed to have a pecuniary interest in the Class A common stock owned by the Mainsail Entities. The Mainsail Sales Plan provides for the sale of up to an aggregate of 1,000,000 shares of Class A common stock. The Mainsail Sales Plan will remain in effect until the earliest of (1) July 31, 2026, (2) the date on which an aggregate of 1,000,000 shares of Class A common stock have been sold under the Mainsail Sales Plan, or (3) such time as the Mainsail Sales Plan is otherwise terminated or expires according to its terms.

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

The remaining information required by this item will be included under the captions “Election of Directors,” “Executive Officers,” and Corporate Governance” in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 (the “2026 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included under the captions “Board Compensation,” “Executive Compensation” and “Other Matters—Compensation Committee Interlocks and Insider Participation” in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Security Authorized For Issuance Under Equity Compensation Plans” in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm Fees and Other Matters” in the 2026 Proxy Statement and is incorporated herein by reference.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation of Brilliant Earth Group, Inc.	8-K	001-40836	3.1	12/22/2025
3.2	Bylaws of Brilliant Earth Group, Inc.	8-K	001-40836	3.2	12/22/2025
4.1	Description of Capital Stock					*
10.1	Amended and Restated Limited Liability Company Agreement of Brilliant Earth, LLC, dated as of September 22, 2021.	8-K	001-40836	10.1	9/27/2021
10.2	First Amendment to Amended and Restated Limited Liability Company Agreement of Brilliant Earth, LLC, dated as of December 22, 2025					*
10.3	Tax Receivable Agreement, dated as of September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and its Members.	8-K	001-40836	10.2	9/27/2021
10.4	Registration Rights Agreement, dated September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and its Original Equity Owners.	8-K	001-40836	10.3	9/27/2021
10.5	Stockholders Agreement, dated September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and the Original Members.	8-K	001-40836	10.4	9/27/2021
10.6#	Employment Agreement dated as of May 10, 2023 by and between Beth Gerstein and Brilliant Earth Group, Inc.	10-Q	001-40836	10.1	5/12/2023
10.7#	Employment Agreement dated as of May 10, 2023 by and between Eric Grossberg and Brilliant Earth Group, Inc.	10-Q	001-40836	10.2	5/12/2023
10.8#	Employment Agreement dated as of May 10, 2023 by and between Jeffrey Kuo and Brilliant Earth Group, Inc.	10-Q	001-40836	10.3	5/12/2023
10.9#	Employment Agreement dated as of August 25, 2024 by and between Sharon Dziesietnik and Brilliant Earth Group, Inc.	10-Q	001-40836	10.1	11/08/2024
10.10#	Brilliant Earth Group, Inc. 2021 Incentive Award Plan.					*
10.11#	Brilliant Earth Group, Inc. 2021 Employee Stock Purchase Plan.					*

10.12#	Form of Brilliant Earth, LLC Unit Restriction Agreement (Class M Units).	S-1/A	333-259164	10.9	9/14/2021
10.13#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.					*
10.14#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.					*
10.15#	Non-Employee Director Compensation Program.	S-1/A	333-259164	10.14	9/14/2021
10.16	Form of Indemnification Agreement.					*
10.17	Amendment No. 1 dated as of March 12, 2025 to the Tax Receivable Agreement, dated as of September 22, 2021, by and among Brilliant Earth Group, Inc., Brilliant Earth LLC and its Members	10-K	001-40836	10.17	3/13/2025
19.1	Brilliant Earth Group, Inc. Insider Trading Compliance Policy	10-K	001-40836	19.1	3/13/2025
21.1	Subsidiaries of Brilliant Earth Group, Inc.	10-K	001-40836	21.1	3/22/2022
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1#	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-40836	97.1	3/28/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management or compensatory plan.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2026

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

Name	Position	Date

/s/ Beth Gerstein	Chief Executive Officer and Director	March 17, 2026
Beth Gerstein	(Principal Executive Officer)

/s/ Jeffrey Kuo	Chief Financial Officer	March 17, 2026
Jeffrey Kuo	(Principal Financial and Accounting Officer)

/s/ Eric Grossberg	Executive Chairman	March 17, 2026
Eric Grossberg

/s/ Ian M. Bickley	Director	March 17, 2026
Ian M. Bickley

/s/ Jennifer N. Harris	Director	March 17, 2026
Jennifer N. Harris

/s/ Attica A. Jaques	Director	March 17, 2026
Attica A. Jaques

/s/ Beth J. Kaplan	Director	March 17, 2026
Beth J. Kaplan

/s/ Gavin M. Turner	Director	March 17, 2026
Gavin M. Turner