Form 10-Q
period 2026-03-31
Brilliant Earth Group, Inc.
filed 2026-05-07
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, there were 16,258,882 shares of the registrant's Class A common stock, $0.0001 par value per share, outstanding, 35,822,342 shares of the registrant's Class B common stock, $0.0001 par value per share, outstanding, 49,119,976 shares of the registrant's Class C common stock, $0.0001 par value per share, outstanding and no shares of the registrant's Class D common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, and management's plans and objectives for future operations, including, among others, statements regarding expected growth, introduction of new products, showroom and international expansion, market opportunity, capital expenditures, marketing and technology investments, liquidity and capital needs, tariff and macroeconomic impacts and any potential future declarations of cash dividends are forward-looking statements. In some cases, you can identify forward-looking statements by terms, such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “evolve,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “strategy,” “target,” “will,” or “would,” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to risks related to: fluctuations in the pricing and supply of diamonds, other gemstones, and precious metals, particularly responsibly sourced natural and lab-grown diamonds and repurposed precious metals such as gold; increases in labor costs for manufacturing such as wage rate increases, as well as inflation, and energy prices; an overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary or inflationary conditions, governmental instability, the impact of any changes in trade policy, including the imposition of new or increased tariffs on goods imported into the United States and any resulting retaliatory trade actions by other governments, war and fears of war, and natural disasters; our ability to cost-effectively turn existing customers into repeat customers or to acquire new customers; our rapid growth in recent years and limited operating experience at our current scale of operations and our ability to manage growth effectively; increased lead times, supply shortages and supply changes; our plans to expand showrooms in the United States; our ability to compete in the fine jewelry retail industry; our ability to maintain and enhance our brand and to engage or expand our customer base; our ability to expand our sales and marketing capabilities and achieve broader market acceptance of our e-commerce and omnichannel approach; our ability to manage our inventory balances and shrinkage; a decline in sales of Design Your Own rings; our ability to predict operating results; our heavy reliance on our information technology systems and those of our third-party vendors and service providers to safeguard confidential information and any significant failure, inadequacy or interruption of these systems, security breaches or loss of data; the impact of environmental, social, and governance matters on our business and reputation; risks related to our e-commerce and omnichannel business; our ability to anticipate and respond to changes in consumer preferences and shopping patterns, and introduce new products and programs; our dependence on distributions from Brilliant Earth, LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement; our obligations under the Tax Receivable Agreement, which confers certain benefits upon the Continuing Equity Owners that will not benefit holders of our Class A common stock to the same extent; and risks related to our organizational structure; and the other risks, uncertainties and factors described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2026. Other sections of this Quarterly Report on Form 10-Q, including Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations”, include additional factors that could adversely impact our business and financial performance.

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
• “SVB Credit Agreement” refers to the credit agreement entered into on May 24, 2022, and as subsequently amended, by Brilliant Earth, LLC, as borrower, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders, which provides for a secured term loan credit facility of $65.0 million (the “SVB Term Loan”) and a secured revolving credit facility in an amount of up to $40.0 million (the “SVB Revolving Facility”, and together with the SVB Term Loan, the “SVB Credit Facilities”). In August 2025, the Company prepaid all principal amounts outstanding of $34.8 million under the SVB Term Loan and terminated all commitments outstanding under the SVB Credit Agreement.
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

Part I - Financial Information
Item 1. Financial Statements
Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$58,564	$79,089
Restricted cash	127	349
Inventories, net	54,423	53,238
Prepaid expenses and other current assets	14,306	12,052
Total current assets	127,420	144,728
Property and equipment, net	18,691	19,622
Operating lease right of use assets	32,317	31,879
Other assets	5,004	4,674
Total assets	$183,432	$200,903

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$21,853	$24,804
Accrued expenses and other current liabilities	27,024	35,732
Deferred revenue	24,695	22,671
Current portion of operating lease liabilities	6,907	6,896
Total current liabilities	80,479	90,103

Operating lease liabilities	31,606	31,163
Total liabilities	112,085	121,266

Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Class A common stock, $0.0001 par value, 1,200,000,000 shares authorized; 16,737,669 shares issued and 16,162,992 shares outstanding at March 31, 2026; 16,092,701 shares issued and 15,518,024 shares outstanding at December 31, 2025	2	2
Class B common stock, $0.0001 par value, 150,000,000 shares authorized; 35,822,342 and 35,822,342 shares outstanding at March 31, 2026 and December 31, 2025, respectively	4	4
Class C common stock, $0.0001 par value, 150,000,000 shares authorized; 49,119,976 shares outstanding at March 31, 2026 and December 31, 2025, respectively	5	5
Class D common stock, $0.0001 par value, 150,000,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	16,639	16,024
Treasury stock, at cost; 574,677 and 574,677 shares at March 31, 2026 and December 31, 2025, respectively	(1,094)	(1,094)
Accumulated deficit	(4,151)	(2,640)
Stockholders' equity attributable to Brilliant Earth Group, Inc.	11,405	12,301
Non-controlling interests attributable to Brilliant Earth, LLC	59,942	67,336
Total stockholders' equity	71,347	79,637
Total liabilities and stockholders' equity	$183,432	$200,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net sales	$99,504	$93,884
Cost of sales	45,436	38,842
Gross profit	54,068	55,042
Operating expenses:
Marketing and advertising	23,522	22,962
General and administrative	39,427	35,603
Total operating expenses	62,949	58,565
Loss from operations	(8,881)	(3,523)
Interest expense	—	(1,115)
Other income, net	428	1,240
Loss before income taxes	(8,453)	(3,398)
Income tax benefit	—	131
Net loss	(8,453)	(3,267)
Net loss allocable to non-controlling interest	(6,942)	(2,801)
Net loss allocable to Brilliant Earth Group, Inc.	$(1,511)	$(466)

Earnings per share:
Basic	$(0.10)	$(0.03)
Diluted	$(0.10)	$(0.03)
Weighted average shares of common stock outstanding:
Basic	15,811,843	14,111,624
Diluted	15,811,843	14,111,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock						Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Units	Amounts	Total Stockholders' Equity
Balance, January 1, 2026	15,518,024	$2	35,822,342	$4	49,119,976	$5	$16,024	$(1,094)	$(2,640)	$12,301	84,942,318	$67,336	$79,637
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	(1,365)	(1,365)
RSU vesting during period	644,968	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	1,528	—	—	1,528	—	—	1,528
Net loss	—	—	—	—	—	—	—	—	(1,511)	(1,511)	—	(6,942)	(8,453)
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(913)	—	—	(913)	—	913	—
Balance, March 31, 2026	16,162,992	$2	35,822,342	$4	49,119,976	$5	$16,639	$(1,094)	$(4,151)	$11,405	84,942,318	$59,942	$71,347

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock						Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Stockholders' Equity
Balance, January 1, 2025	13,843,944	$1	35,820,912	$4	49,119,976	$5	$11,169	$(638)	$4,788	$15,329	84,940,888	$94,053	$109,382
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	(5,349)	(5,349)
Conversion of Class B to Class A common stock	2,700	—	(2,700)	—	—	—	—	—	—	—	(2,700)	—	—
RSU vesting during period	661,156	—	—	—	—	—		—	—	—	—	—	—
Repurchases of common stock	(102,460)	—	—	—	—	—	—	(163)	—	(163)	—	—	(163)
Class B shares issued upon vesting of LLC units	—	—	21,191	—	—	—	—	—	—	—	21,191	—	—
Equity-based compensation	—	—	—	—	—	—	2,342	—	—	2,342	—	27	2,369
Net loss	—	—	—	—	—	—	—	—	(466)	(466)	—	(2,801)	(3,267)
Rebalancing of controlling and noncontrolling interests	—	—	—	—	—	—	(2,114)	—	—	(2,114)	—	2,114	—
Balance, March 31, 2025	14,405,340	$1	35,839,403	$4	49,119,976	$5	$11,397	$(801)	$4,322	$14,928	84,959,379	$88,044	$102,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(8,453)	$(3,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,615	1,488
Equity-based compensation	1,528	2,369
Non-cash operating lease cost	1,754	1,561
Amortization of debt issuance costs	—	70
Deferred tax benefit	—	(131)
Other	63	117
Changes in assets and liabilities:
Inventories	(1,237)	(1,673)
Prepaid expenses and other current assets	(2,028)	661
Other assets	(330)	(184)
Accounts payable, accrued expenses and other current liabilities	(11,765)	(10,649)
Deferred revenue	2,024	4,173
Operating lease liabilities	(1,963)	(1,662)
Net cash used in operating activities	(18,792)	(7,127)
Investing activities
Purchases of property and equipment	(555)	(727)
Net cash used in investing activities	(555)	(727)
Financing activities
Payments on SVB term loan	—	(1,220)
Repurchases of common stock	—	(163)
Distributions and TRA payments to members	(1,400)	(5,349)
Net cash used in financing activities	(1,400)	(6,732)
Net decrease in cash, cash equivalents and restricted cash	(20,747)	(14,586)
Cash, cash equivalents and restricted cash at beginning of period	79,438	162,141
Cash, cash equivalents and restricted cash at end of period	$58,691	$147,555

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$58,564	$147,338
Restricted cash	127	217
Total cash, cash equivalents, and restricted cash	$58,691	$147,555

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$2,418	$3,700
Change in deferred tax assets associated with redemption of LLC Units	—	(1)
TRA Obligation associated with redemption of LLC Units	—	2
Purchases of property and equipment included in accounts payable and accrued liabilities	140	428

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

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026, or for any other interim period or for any other future year.
The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements of the Company, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025, as disclosed in the 2025 Form 10-K.

There have been no material changes or updates to the Company's significant accounting policies from those described in the audited consolidated financial statements included in the 2025 Form 10-K except for the updates noted below.

Principles of Consolidation and Non-Controlling Interest

The unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiary, Brilliant Earth, LLC. All intercompany balances and transactions have been eliminated in consolidation.
The non-controlling interest on the unaudited condensed consolidated statements of operations represents the portion of income or loss attributable to the economic interest in Brilliant Earth, LLC held by the Continuing Equity Owners. The non-controlling interest on the unaudited condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of March 31, 2026, the non-controlling interest was 84.0%. At the end of each reporting period, equity related to Brilliant Earth, LLC that is attributable to Brilliant Earth Group, Inc. and the Continuing Equity Owners is rebalanced to reflect Brilliant Earth Group, Inc.'s and the Continuing Equity Owners' ownership in Brilliant Earth, LLC.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Some of the more significant estimates include inventory valuation, allowance for sales returns, useful lives and depreciation of long-lived assets, estimates of current and deferred income taxes, and deferred income tax valuation allowances. Actual results could differ materially from those estimates. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in its business or new information available.

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
At March 31, 2026 and December 31, 2025, there were no material financial instruments (assets or liabilities) measured at fair value on a recurring basis.
The carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

Cash and Cash Equivalents

As of March 31, 2026 and December 31, 2025, money market fund accounts included in cash equivalents was $29.1 million and $33.9 million, respectively, and classified as Level 1 financial instruments. The Company recognized interest income of $0.4 million and $1.2 million during the three months ended March 31, 2026 and 2025, respectively. Interest income is included in other income, net in the unaudited condensed consolidated statements of operations.

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

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net loss applicable to Brilliant Earth Group, Inc. by the weighted average shares of Class A common stock outstanding (and Class D common stock, if outstanding) during the period. Diluted earnings per share is computed by adjusting the net loss available to Brilliant Earth Group, Inc. and the weighted average shares outstanding to give effect to potentially dilutive securities. Shares of Class B and Class C common stock are not entitled to receive any distributions or dividends and are therefore excluded from this presentation since they are not participating securities.

Basic and diluted earnings per share of Class A common stock have been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
Numerator:	2026	2025
Net loss attributable to Brilliant Earth Group, Inc., BASIC and DILUTED	$(1,511)	$(466)

Denominator:
Weighted average shares of common stock outstanding, BASIC and DILUTED	15,811,843	14,111,624

BASIC earnings per share	$(0.10)	$(0.03)
DILUTED earnings per share	$(0.10)	$(0.03)

For the three months ended March 31, 2026 and 2025, the dilutive earnings per share calculation excludes the loss impact from assumed redemption of all LLC Units and any income tax impact on the net loss attributable to the non-controlling interest since the Company is in a net loss position and these adjustments would be antidilutive.

For the three months ended March 31, 2026 and 2025, the dilutive impact of LLC Units, unvested LLC Units, and RSUs were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.
The following table presents the securities for the three months ended March 31, 2026 and 2025, that have been excluded from the computations of earnings per share because such impact would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Vested LLC Units	84,942,318	84,947,596
RSUs	3,624,231	3,587,487
Stock options	656,821	665,905
Unvested LLC Units	—	17,587

3. REVENUE

Disaggregation of Revenue
The following table discloses total net sales by geography for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$96,496	$90,631
International	3,008	3,253
Total net sales	$99,504	$93,884

Contract Balances

Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred.
As of March 31, 2026, December 31, 2025, and December 31, 2024, total deferred revenue that includes our contract balances was $24.7 million, $22.7 million, and $18.9 million, respectively.

During the three months ended March 31, 2026 and 2025, the Company recognized $21.1 million and $17.6 million, respectively, of revenue that was deferred as of December 31, 2025 and December 31, 2024, respectively.

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

As of March 31, 2026 and December 31, 2025, refund liabilities balances were $1.5 million and $3.5 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.

As of March 31, 2026 and December 31, 2025, returns asset balances were $0.7 million and $1.5 million, respectively, and are included within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.

4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Loose diamonds	$10,603	$11,834
Fine jewelry and other	44,655	42,187
Allowance for inventory obsolescence	(835)	(783)
Total inventories, net	$54,423	$53,238

The allowance for inventory obsolescence consists of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$(783)	$(537)
Change in allowance for inventory obsolescence	(52)	(117)
Balance at end of period	$(835)	$(654)

As of March 31, 2026 and December 31, 2025, the Company had $13.1 million and $12.6 million, respectively, in consigned inventory held on behalf of suppliers which is not recorded in the unaudited condensed consolidated balance sheets.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Vendor expenses	$12,311	$13,681
Accrued payroll expenses	4,681	7,571
Sales and other tax payable accrual	2,815	4,705
Provision for sales returns and allowances	1,532	3,520
Current portion of TRA	—	35
Other	5,685	6,220
Total accrued expenses and other current liabilities	$27,024	$35,732

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue.

The provision for sales returns and allowances consists of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$3,520	$2,869
Provision	6,488	5,925
Returns and allowances	(8,476)	(7,371)
Balance at end of period	$1,532	$1,423

6. LEASES

Total operating lease costs were as follows (in thousands):

		Three Months Ended March 31,
	Classification	2026	2025
Operating lease costs	General and administrative expense	$2,224	$2,154
Operating lease costs	Cost of sales	68	68
Variable lease costs	General and administrative expense	544	432
Variable lease costs	Cost of sales	43	43
Sublease income	General and administrative expense	(53)	(53)
Total lease costs		$2,826	$2,644

Cash paid for amounts included in the measurement of lease liabilities was $2.5 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively.

7. EQUITY-BASED COMPENSATION

Grants of Restricted Stock Units

The following table summarizes the activity related to the Company's restricted stock units (“RSUs”) for the for the three months ended March 31, 2026:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2025, unvested	3,611,467	$2.62
Granted	1,238,406	$1.35
Vested	(740,858)	$2.84
Forfeited	(132,547)	$2.48
Balance as of March 31, 2026, unvested	3,976,468	$2.18

Total compensation expense for RSUs was $1.5 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively, and is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of March 31, 2026, total compensation cost related to unvested RSUs not yet recognized is $7.8 million and is expected to be recognized over a weighted-average period of approximately 2.2 years.

8. INCOME TAXES AND TAX RECEIVABLE AGREEMENT

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

Tax Provision and Deferred Tax Asset
At the end of each interim period, Brilliant Earth Group, Inc. estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period. The Company's effective tax rates of 0% and 3.86% for the three months ended March 31, 2026 and 2025, respectively, differs from the U.S. federal statutory tax rate of 21% primarily due to income associated with the non-controlling interest, state tax expense and other permanent items.

The Company recognized a net change to its deferred tax asset and the related deferred tax asset valuation allowance of $0.2 million during the three months ended March 31, 2026. The decrease was related to changes related primarily to the outside basis difference of Brilliant Earth Group, Inc's investment in Brilliant Earth, LLC.

In assessing the realizability of deferred tax assets for the three months ended March 31, 2026, management determined that it was more likely than not that the deferred tax assets will not be realized, and accordingly, has continued to record a full valuation allowance.

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

In addition, as part of the IPO, the Company entered into the TRA with the Continuing Equity Owners to pay 85% of the tax savings from the tax basis adjustment to them as such savings are realized. Amounts payable under the TRA are contingent upon, among other things, generation of sufficient future taxable income during the term of the TRA. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders' equity, and the effects of changes in any of our estimates after this date will be included in net loss. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net loss. In connection with the Company concluding it was more likely than not that its deferred tax assets would not be realized and a full valuation allowance for its deferred tax assets was required, it was also determined a TRA liability was not probable at the current time.

9. COMMITMENTS AND CONTINGENCIES

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

On December 5, 2022, plaintiff Veronica Cusimano, a former employee of the Company, filed a representative action against the Company pursuant to the Private Attorneys General Act of 2004 in California Superior Court, Los Angeles County. The complaint alleges, on behalf of the plaintiff and similarly situated employees and former employees in California, various claims under the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. Following a mediation, the parties reached an agreement to resolve the matter. As of March 26, 2026, the parties have a fully executed stipulation of settlement and release of claims, which is subject to court approval. There can be no assurance that the settlement will be finalized or approved on the terms currently contemplated, or at all. If the settlement is approved, the Company does not expect the resolution of this matter to have a material adverse effect on its consolidated financial position, results of operations, or cash flows. If the settlement is not approved, the Company intends to continue to vigorously defend against the alleged individual and representative claims.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes for the fiscal year ended December 31, 2025, as disclosed in our 2025 Form 10-K. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, growth, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K. We assume no obligation to update any of these forward-looking statements.

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

Below is a summary of our performance for the three months ended March 31, 2026:

•Net sales of $99.5 million, up 6.0% compared to $93.9 million for the three months ended March 31, 2025;
•Net loss of $8.5 million, up 158.7% compared to net loss of $3.3 million for the three months ended March 31, 2025;
•Net loss margin of 8.5%, compared to net loss margin of 3.5% for the three months ended March 31, 2025;
•Adjusted EBITDA of negative $4.7 million, down 536.5%, compared to $1.1 million for the three months ended March 31, 2025; and
•Adjusted EBITDA margin of negative 4.7%, compared to 1.1% for the three months ended March 31, 2025.

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

Increases in prices of gold, platinum and other precious metals have also had an impact on our materials costs and have the potential to further impact our business. In addition, many of the materials that go into our products are sourced and manufactured internationally. Tariffs on imports into the U.S. have had an impact on our materials costs and have the potential to further impact our business depending on the outcome of changes in U.S. trade policy and any corresponding actions by other countries in which companies with which we do business are located. Any deterioration in macroeconomic conditions resulting from uncertainties and effects from tariffs, increases in the costs of materials, especially of gold, platinum and other precious metals, increased congestion and/or new import/export restrictions at ports that we rely on for our business, delays or disruptions in the delivery of materials, or increases in costs of the delivery of materials could adversely impact our business, financial condition, and operating results.

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

In addition, changes in the interest rate environment have impacted the Company's interest income earned on its cash balances. To the extent we need to raise additional capital in the future, prevailing interest rates and capital market conditions, including any tightening of credit availability, could affect the terms on which financing may be available, if at all.

Seasonality

A larger share of our annual revenues and profits traditionally occur in the fourth quarter because it includes the November and December holiday sales period.

Components of Results of Operations

For a description of the components of our results of operations, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.

Results of Operations

The results of operations data in the following table for the periods presented have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of Three Months Ended March 31, 2026 and 2025

The following table sets forth our statements of operations for the three months ended March 31, 2026 and 2025, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (in thousands):

	Three Months Ended March 31,
	2026		2025		Period change
	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$99,504	100.0%	$93,884	100.0%	$5,620	6.0%
Cost of sales	45,436	45.7%	38,842	41.4%	6,594	17.0%
Gross profit	54,068	54.3%	55,042	58.6%	(974)	(1.8)%
Operating expenses:
Marketing and advertising	23,522	23.6%	22,962	24.5%	560	2.4%
General and administrative	39,427	39.6%	35,603	37.9%	3,824	10.7%
Total operating expenses	62,949	63.3%	58,565	62.4%	4,384	7.5%
Loss from operations	(8,881)	(8.9)%	(3,523)	(3.8)%	(5,358)	152.1%
Interest expense	—	—%	(1,115)	(1.2)%	1,115	100.0%
Other income, net	428	0.4%	1,240	1.3%	(812)	(65.5)%
Loss before income taxes	(8,453)	(8.5)%	(3,398)	(3.6)%	(5,055)	148.8%
Income tax benefit	—	—%	131	0.1%	(131)	100.0%
Net loss	(8,453)	(8.5)%	(3,267)	(3.5)%	(5,186)	158.7%
Net loss allocable to non-controlling interest	(6,942)	(7.0)%	(2,801)	(3.0)%	(4,141)	147.8%
Net loss allocable to Brilliant Earth Group, Inc.	$(1,511)	(1.5)%	$(466)	(0.5)%	$(1,045)	224.2%

Net Sales

Net sales for the three months ended March 31, 2026 increased by $5.6 million, or 6.0%, compared to the three months ended March 31, 2025. The increase in net sales was due to an increase of 3.3% in AOV and an increase of 2.5% in order volumes.

The increase in AOV was driven by a larger mix of higher-priced items across our product offerings and selective price increases as a result of the rising cost of precious metals.

The 2.5% increase in order volumes was due to strong performance in fine jewelry, which typically carries a relatively lower price point than other products in our assortment, continued effectiveness of our customer acquisition and retention activities and the opening of new showrooms.

Gross Profit

Gross profit for the three months ended March 31, 2026 decreased by $1.0 million, or 1.8%, compared to the three months ended March 31, 2025. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, decreased by 430 basis points for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by higher gold and platinum costs. The increase in gold and platinum costs was partially offset by the continued optimization of our pricing engine, procurement efficiencies, and other efforts to manage our gross margins to target levels.

Operating Expenses

Operating expenses for the three months ended March 31, 2026 increased by $4.4 million, or 7.5%, compared to the three months ended March 31, 2025. Operating expenses as a percentage of net sales increased by 90 basis points for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in operating expenses was primarily driven by an increase in employment expenses of $2.0 million, an increase in other general and administrative expenses of $1.8 million, and an increase in marketing expenses of $0.6 million for the period.

The increase in employment expenses was primarily driven by an increase in salaries and wages and other benefits expense primarily due to the addition of staff to support our growth. The increase in other general and administrative expenses was primarily driven by an increase in donation expense, an increase in information technology and other software-related costs and an increase in rent, and lease-related expenses. These increases were partially offset by a decrease in professional fees and future showroom expenses as compared to the three months ended March 31, 2025. The increase in marketing expenses compared to the three months ended March 31, 2025 was a result of our continued focus on managing our marketing spend in relation to our sales volume.

Interest Expense

Interest expense for the three months ended March 31, 2026 decreased by $1.1 million, or 100.0%, compared to the three months ended March 31, 2025, primarily due to the prepayment of all principal amounts outstanding of $34.8 million under the SVB Term Loan in August 2025.

Other Income, net

Other income, net for the three months ended March 31, 2026 decreased by $0.8 million, or 65.5%, compared to the three months ended March 31, 2025, primarily due to decreased interest income earned on our cash balances. Additionally, this amount includes immaterial losses on exchange rates on consumer payments and other miscellaneous income.

Key Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

The following table sets forth our key performance metrics for the periods presented (dollars in thousands, except for AOV):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Net Sales	$99,504	$93,884	$5,620	6.0%
Total Orders	46,692	45,535	1,157	2.5%
AOV	$2,131	$2,062	$69	3.3%

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures, are included in this Quarterly Report on Form 10-Q because they are used by management and our board of directors to assess our financial performance. We define Adjusted EBITDA as net loss excluding interest expense, income taxes, depreciation expense, amortization of cloud-based software implementation costs, showroom pre-opening expense, equity-based compensation expense, certain non-operating expenses and income, and other unusual and/or infrequent costs, which we do not consider in our evaluation of ongoing operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA calculated as a percentage of net sales. These non-GAAP financial measures provide users of our financial information with useful information in evaluating our operating performance and exclude certain items from net loss that may vary substantially in frequency and magnitude from period to period. These non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net loss prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of Adjusted EBITDA and Adjusted EBITDA margin to its most directly comparable GAAP financial measure, net loss and net loss margin, are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items, and may include other expenses, costs and non-recurring items.

The following table presents a reconciliation of net loss and net loss margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(8,453)	$(3,267)
Interest expense	—	1,115
Income tax benefit	—	(131)
Depreciation expense	1,615	1,488
Amortization of cloud-based software implementation costs	220	162
Showroom pre-opening expense	186	582
Equity-based compensation expense	1,528	2,369
Other income, net (1)	(428)	(1,240)
Other expenses(2)	627	—
Adjusted EBITDA	$(4,705)	$1,078
Net loss margin	(8.5)%	(3.5)%
Adjusted EBITDA margin	(4.7)%	1.1%
(1) Other income, net consists primarily of interest and other miscellaneous income, partially offset by expenses such as losses on exchange rates on consumer payments.
(2) These expenses are those that we did not incur in the normal course of business. For the three months ended March 31, 2026, these expenses include a $0.6 million charitable contribution.

Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to Continuing Equity Owners, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from capital-raising activities and borrowings under our loan facilities. We have historically had negative working capital driven by our high inventory turns and typical collection of payments from customers prior to payment of suppliers. As of March 31, 2026, we had a cash balance, excluding restricted cash, of $58.6 million, and negative working capital, excluding non-restricted cash, of $11.6 million.

For the three months ended March 31, 2026, the Company declared and paid $1.4 million of distributions to, or on behalf of, members associated with their estimated income tax obligations pursuant to the LLC Agreement. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

We believe, based on our current projections, that we have sufficient sources of liquidity to meet our projected operating and tax distribution requirements for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q.

Additional future liquidity needs may also include payments under the TRA, and state and federal taxes to the extent not offset by our deferred income tax assets, including those arising as a result of purchases or exchanges of common units for Class A and Class D common stock. As of March 31, 2026 and December 31, 2025, there was no TRA liability reflected on the Company's consolidated balance sheet. For similar reasons that led the Company to record a full valuation allowance on the deferred tax assets during the fourth quarter 2025, we evaluated the probability of amounts being owed pursuant to the TRA and determined the likelihood of a future liability was not probable at that time. We are currently unable to determine the total future amounts of these payments due to the unpredictable nature of factors such as timing of future exchanges, the market price of the Class A common stock at the time of the exchanges, the extent to which the exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax savings that give rise to the payments under the TRA.

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

Cash Flow Analysis

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(18,792)	$(7,127)
Net cash used in investing activities	(555)	(727)
Net cash used in financing activities	(1,400)	(6,732)
Net decrease in cash, cash equivalents and restricted cash	(20,747)	(14,586)
Cash, cash equivalents and restricted cash at beginning of period	79,438	162,141
Cash, cash equivalents and restricted cash at end of period	$58,691	$147,555

Net Cash Used In Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $18.8 million compared to net cash used in operating activities of $7.1 million for the three months ended March 31, 2025, an increase of $11.7 million. This increase was primarily driven by an increase in net loss adjusted for non-cash expense addbacks of $5.7 million and an increase in cash used from changes in assets and liabilities related to working capital management activities of $6.0 million. The increase in cash used from changes in working capital was primarily due to an increase in cash used of $4.0 million in prepaid expenses and other current assets; accounts payable, accrued expenses and other current liabilities; and other assets. Also impacting the increase in cash used was a decrease in cash generated of $2.1 million in deferred revenue. These increases in cash used were partially offset by decreases in cash used in inventories and operating lease liabilities of $0.1 million.

Net Cash Used In Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $0.6 million compared to $0.7 million for the three months ended March 31, 2025. The decrease of $0.2 million was principally due to a decrease in purchases of property and equipment related to new facilities leased during the period.

Net Cash Used In Financing Activities

For the three months ended March 31, 2026, net cash used in financing activities was $1.4 million compared to $6.7 million for the three months ended March 31, 2025. The decrease of $5.3 million was primarily due to lower distributions paid to members during the three month ended March 31, 2026 when compared to the three months ended March 31, 2025.

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
Contractual Obligations and Commitments

As of March 31, 2026, there were no material changes to our contractual obligations and commitments as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.

Critical Accounting Policies and Estimates

There have been no changes to the Company's critical accounting policies and estimates from those described under “Critical Accounting Policies and Estimates” in the Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

On December 5, 2022, plaintiff Veronica Cusimano, a former employee of the Company, filed a representative action against the Company pursuant to the Private Attorneys General Act of 2004 in California Superior Court, Los Angeles County. The complaint alleges, on behalf of the plaintiff and similarly situated employees and former employees in California, various claims under the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. Following a mediation, the parties reached an agreement to resolve the matter. As of March 26, 2026, the parties have a fully executed stipulation of settlement and release of claims, which is subject to court approval. There can be no assurance that the settlement will be finalized or approved on the terms currently contemplated, or at all. If the settlement is approved, the Company does not expect the resolution of this matter to have a material adverse effect on its consolidated financial position, results of operations, or cash flows. If the settlement is not approved, the Company intends to continue to vigorously defend against the alleged individual and representative claims.

Item 1A. Risk Factors

The Company's risk factors are described in Part I, Item 1A, “Risk Factors” of our 2025 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors as previously disclosed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.
(b) None.
(c) During the three months ended March 31, 2026, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

Item 6. Exhibit

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of Brilliant Earth Group, Inc.	8-K	001-40836	3.1	12/22/2025
3.2	Bylaws of Brilliant Earth Group, Inc.	8-K	001-40836	3.2	12/22/2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brilliant Earth Group, Inc.

May 7, 2026             By:/s/ Jeffrey Kuo
Jeffrey Kuo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)