Form 10-Q
period 2026-06-30
Brilliant Earth Group, Inc.
filed 2026-08-06
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, there were 16,907,896 shares of the registrant's Class A common stock, $0.0001 par value per share, outstanding, 35,794,923 shares of the registrant's Class B common stock, $0.0001 par value per share, outstanding, 49,119,976 shares of the registrant's Class C common stock, $0.0001 par value per share, outstanding and no shares of the registrant's Class D common stock, $0.0001 par value per share, outstanding.

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

Part I - Financial Information
Item 1. Financial Statements
Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$74,948	$79,089
Restricted cash	127	349
Inventories, net	53,315	53,238
Prepaid expenses and other current assets	11,068	12,052
Total current assets	139,458	144,728
Property and equipment, net	18,103	19,622
Operating lease right of use assets	35,697	31,879
Other assets	3,485	4,674
Total assets	$196,743	$200,903

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$28,294	$24,804
Accrued expenses and other current liabilities	26,298	35,732
Deferred revenue	26,918	22,671
Current portion of operating lease liabilities	6,993	6,896
Total current liabilities	88,503	90,103

Operating lease liabilities	34,928	31,163
Total liabilities	123,431	121,266

Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Class A common stock, $0.0001 par value, 1,200,000,000 shares authorized; 17,455,154 shares issued and 16,880,477 shares outstanding at June 30, 2026; 16,092,701 shares issued and 15,518,024 shares outstanding at December 31, 2025	2	2
Class B common stock, $0.0001 par value, 150,000,000 shares authorized; 35,822,342 shares outstanding at June 30, 2026 and December 31, 2025, respectively	4	4
Class C common stock, $0.0001 par value, 150,000,000 shares authorized; 49,119,976 shares outstanding at June 30, 2026 and December 31, 2025, respectively	5	5
Class D common stock, $0.0001 par value, 150,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	17,368	16,024
Treasury stock, at cost; 574,677 and 574,677 shares at June 30, 2026 and December 31, 2025, respectively	(1,094)	(1,094)
Accumulated deficit	(4,131)	(2,640)
Stockholders' equity attributable to Brilliant Earth Group, Inc.	12,154	12,301
Non-controlling interests attributable to Brilliant Earth, LLC	61,158	67,336
Total stockholders' equity	73,312	79,637
Total liabilities and stockholders' equity	$196,743	$200,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$115,111	$108,936	$214,615	$202,820
Cost of sales	48,467	45,432	93,903	84,274
Gross profit	66,644	63,504	120,712	118,546
Operating expenses:
Marketing and advertising	26,235	26,271	49,757	49,233
General and administrative	39,963	38,446	79,390	74,049
Total operating expenses	66,198	64,717	129,147	123,282
Income (loss) from operations	446	(1,213)	(8,435)	(4,736)
Interest expense	—	(895)	—	(2,010)
Other income, net	396	1,138	824	2,378
Income (loss) before income taxes	842	(970)	(7,611)	(4,368)
Income tax expense	—	(143)	—	(12)
Net income (loss)	842	(1,113)	(7,611)	(4,380)
Net income (loss) allocable to non-controlling interest	822	(947)	(6,120)	(3,748)
Net income (loss) allocable to Brilliant Earth Group, Inc.	$20	$(166)	$(1,491)	$(632)

Earnings per share:
Basic	$0.00	$(0.01)	$(0.09)	$(0.04)
Diluted	$0.01	$(0.01)	$(0.09)	$(0.04)
Weighted average shares of common stock outstanding:
Basic	16,452,498	14,552,477	16,133,940	14,333,268
Diluted	101,681,331	14,552,477	16,133,940	14,333,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock						Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Units	Amounts	Total Stockholders' Equity
Balance, January 1, 2026	15,518,024	$2	35,822,342	$4	49,119,976	$5	$16,024	$(1,094)	$(2,640)	$12,301	84,942,318	$67,336	$79,637
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	(1,365)	(1,365)
RSU vesting during period	644,968	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	1,528	—	—	1,528	—	—	1,528
Net loss	—	—	—	—	—	—	—	—	(1,511)	(1,511)	—	(6,942)	(8,453)
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(913)	—	—	(913)	—	913	—
Balance, March 31, 2026	16,162,992	$2	35,822,342	$4	49,119,976	$5	$16,639	$(1,094)	$(4,151)	$11,405	84,942,318	$59,942	$71,347
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	(155)	(155)
RSU vesting during period	717,485	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	1,278	—	—	1,278	—	—	1,278
Net income	—	—	—	—	—	—	—	—	20	20	—	822	842
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(549)	—	—	(549)	—	549	—
Balance, June 30, 2026	16,880,477	$2	35,822,342	$4	49,119,976	$5	$17,368	$(1,094)	$(4,131)	$12,154	84,942,318	$61,158	$73,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock						Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Stockholders' Equity
Balance, January 1, 2025	13,843,944	$1	35,820,912	$4	49,119,976	$5	$11,169	$(638)	$4,788	$15,329	84,940,888	$94,053	$109,382
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	(5,349)	(5,349)
Conversion of Class B to Class A common stock	2,700	—	(2,700)	—	—	—	—	—	—	—	(2,700)	—	—
RSU vesting during period	661,156	—	—	—	—	—	—	—	—	—	—	—	—
Repurchases of common stock	(102,460)	—	—	—	—	—	—	(163)	—	(163)	—	—	(163)
Class B shares issued upon vesting of LLC units	—	—	21,191	—	—	—	—	—	—	—	21,191	—	—
Equity-based compensation	—	—	—	—	—	—	2,342	—	—	2,342	—	27	2,369
Net loss	—	—	—	—	—	—	—	—	(466)	(466)	—	(2,801)	(3,267)
Rebalancing of controlling and noncontrolling interests	—	—	—	—	—	—	(2,114)	—	—	(2,114)	—	2,114	—
Balance, March 31, 2025	14,405,340	$1	35,839,403	$4	49,119,976	$5	$11,397	$(801)	$4,322	$14,928	84,959,379	$88,044	$102,972
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	(1,308)	(1,308)
RSU vesting during period	581,177	—	—	—	—	—	—	—	—	—	—	—	—
Repurchases of common stock	(132,124)	—	—	—	—	—	—	(197)	—	(197)	—	—	(197)
Class B shares issued upon vesting of LLC units	—	—	3,712	—	—	—	—	—	—	—	3,712	—	—
Equity-based compensation	—	—	—	—	—	—	2,318	—	—	2,318	—	10	2,328
Net loss	—	—	—	—	—	—	—	—	(166)	(166)	—	(947)	(1,113)
Rebalancing of controlling and noncontrolling interests	—	—	—	—	—	—	(1,602)	—	—	(1,602)	—	1,602	—
Balance, June 30, 2025	14,854,393	$1	35,843,115	$4	49,119,976	$5	$12,113	$(998)	$4,156	$15,281	84,963,091	$87,401	$102,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(7,611)	$(4,380)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,269	3,032
Impairment of cloud computing implementation costs	1,793	—
Equity-based compensation	2,806	4,697
Non-cash operating lease cost	3,516	3,174
Amortization of debt issuance costs	—	149
Deferred tax benefit	—	12
Other	218	149
Changes in assets and liabilities:
Inventories	(284)	(9,205)
Prepaid expenses and other current assets	1,400	1,169
Other assets	(604)	(642)
Accounts payable, accrued expenses and other current liabilities	(6,221)	2,079
Deferred revenue	4,247	5,197
Operating lease liabilities	(3,888)	(3,488)
Net cash provided by (used in) operating activities	(1,359)	1,943
Investing activities
Purchases of property and equipment	(1,449)	(1,882)
Net cash used in investing activities	(1,449)	(1,882)
Financing activities
Payments on SVB term loan	—	(21,220)
Repurchases of common stock	—	(360)
Payment of debt issuance costs	—	(131)
Distributions and TRA payments to members	(1,555)	(6,657)
Net cash used in financing activities	(1,555)	(28,368)
Net decrease in cash, cash equivalents and restricted cash	(4,363)	(28,307)
Cash, cash equivalents and restricted cash at beginning of period	79,438	162,141
Cash, cash equivalents and restricted cash at end of period	$75,075	$133,834

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$74,948	$133,615
Restricted cash	127	219
Total cash, cash equivalents, and restricted cash	$75,075	$133,834

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$7,750	$3,694
Change in deferred tax assets associated with redemption of LLC Units	—	(1)
TRA Obligation associated with redemption of LLC Units	—	2
Purchases of property and equipment included in accounts payable and accrued liabilities	312	56

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

There have been no material changes or updates to the Company's significant accounting policies from those described in the audited consolidated financial statements included in the 2025 Form 10-K except for any updates noted below.

Principles of Consolidation and Non-Controlling Interest

The unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiary, Brilliant Earth, LLC. All intercompany balances and transactions have been eliminated in consolidation.
The non-controlling interest on the unaudited condensed consolidated statements of operations represents the portion of income or loss attributable to the economic interest in Brilliant Earth, LLC held by the Continuing Equity Owners. The non-controlling interest on the unaudited condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of June 30, 2026, the non-controlling interest was 83.4%. At the end of each reporting period, equity related to Brilliant Earth, LLC that is attributable to Brilliant Earth Group, Inc. and the Continuing Equity Owners is rebalanced to reflect Brilliant Earth Group, Inc.'s and the Continuing Equity Owners' ownership in Brilliant Earth, LLC.

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
At June 30, 2026 and December 31, 2025, there were no material financial instruments (assets or liabilities) measured at fair value on a recurring basis.
The carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

Cash and Cash Equivalents

As of June 30, 2026 and December 31, 2025, money market fund accounts included in cash equivalents were $33.4 million and $33.9 million, respectively, and classified as Level 1 financial instruments as defined in the fair value hierarchy. The Company recognized interest income of $0.4 million and $0.8 million for the three and six months ended June 30, 2026, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2025, respectively. Interest income is included in other income, net in the unaudited condensed consolidated statements of operations.

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

Basic and diluted earnings per share of Class A common stock have been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2026	2025	2026	2025
Net income (loss) attributable to Brilliant Earth Group, Inc., BASIC	$20	$(166)	$(1,491)	$(632)
Add: Net income (loss) impact from assumed redemption of all LLC Units to common stock	822	—	—	—
Add (less): Income tax benefit (expense) on net (loss) income attributable to NCI	(207)	—	—	—
Net income (loss) attributable to Brilliant Earth Group, Inc., after adjustment for assumed conversion, DILUTED	$635	$(166)	$(1,491)	$(632)

Denominator:
Weighted average shares of common stock outstanding, BASIC	16,452,498	14,552,477	16,133,940	14,333,268
Dilutive effects of:
Vested LLC Units that are exchangeable for common stock	84,942,318	—	—	—
RSUs	286,515	—	—	—
Weighted average shares of common stock outstanding, DILUTED	101,681,331	14,552,477	16,133,940	14,333,268

BASIC earnings per share	$0.00	$(0.01)	$(0.09)	$(0.04)
DILUTED earnings per share	$0.01	$(0.01)	$(0.09)	$(0.04)

For the three months ended June 30, 2026, Net income attributable to the non-controlling interest is added back to net income in the fully dilutive computation and has been adjusted for income taxes which would have been expensed had the income been recognized by Brilliant Earth Group, Inc., a taxable entity. The weighted average common shares outstanding in the diluted computation per share assumes all outstanding LLC Units are converted and the Company will elect to issue shares of common stock upon redemption rather than cash-settle.
For the three and six months ended June 30, 2025 and the six months ended June 30, 2026, the dilutive earnings per share calculation excludes the loss impact from assumed redemption of all LLC Units and any income tax impact on the net loss attributable to the non-controlling interest since the Company is in a net loss position and these adjustments would be antidilutive.

For the three and six months ended June 30, 2025 and the six months ended June 30, 2026, the dilutive impact of LLC Units, unvested LLC Units, and RSUs were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

For the three months ended June 30, 2026, the dilutive impact of LLC Units convertible into common stock were included in the computation of diluted earnings per share under the if-converted method, except where the effect would be anti-dilutive. The dilutive impact of unvested LLC Units, and RSUs were included using the treasury stock method, except when the effect would be anti-dilutive.
The following table presents the securities for the three and six months ended June 30, 2026 and 2025, that have been excluded from the computations of earnings per share because such impact would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Vested LLC Units	—	84,961,455	84,942,318	84,954,564
RSUs	2,356,151	4,328,224	2,537,297	3,959,902
Stock options	656,821	665,905	656,821	665,905
Unvested LLC Units	—	1,595	—	9,547

3. REVENUE

Disaggregation of Revenue
The following table discloses total net sales by geography for the Three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$112,542	$105,326	$209,038	$195,957
International	2,569	3,610	5,577	6,863
Total net sales	$115,111	$108,936	$214,615	$202,820

Contract Balances

Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred.
As of June 30, 2026, December 31, 2025, and December 31, 2024, total deferred revenue that includes our contract balances was $26.9 million, $22.7 million, and $18.9 million, respectively.

During the three months ended June 30, 2026 and 2025, the Company recognized $22.9 million and $21.8 million, respectively, of revenue that was deferred as of March 31, 2026 and March 31, 2025, respectively.

During the six months ended June 30, 2026 and 2025, the Company recognized $21.7 million and $18.1 million, respectively, of revenue that was deferred as of December 31, 2025 and December 31, 2024, respectively.

Sales Returns and Allowances

As of June 30, 2026 and December 31, 2025, refund liabilities balances were $1.7 million and $3.5 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.

As of June 30, 2026 and December 31, 2025, returns asset balances were $0.7 million and $1.5 million, respectively, and are included within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.

4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Loose diamonds	$10,457	$11,834
Fine jewelry and other	43,848	42,187
Allowance for inventory obsolescence	(990)	(783)
Total inventories, net	$53,315	$53,238

The allowance for inventory obsolescence consists of the following (in thousands):

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$(783)	$(537)
Change in allowance for inventory obsolescence	(207)	(149)
Balance at end of period	$(990)	$(686)

As of June 30, 2026 and December 31, 2025, the Company had $13.2 million and $12.6 million, respectively, in consigned inventory held on behalf of suppliers which is not recorded in the unaudited condensed consolidated balance sheets.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Vendor expenses	$10,273	$13,681
Accrued payroll expenses	5,590	7,571
Sales and other tax payable accrual	3,104	4,705
Provision for sales returns and allowances	1,661	3,520
Current portion of TRA	—	35
Other	5,670	6,220
Total accrued expenses and other current liabilities	$26,298	$35,732

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue.

The provision for sales returns and allowances consists of the following (in thousands):

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$3,520	$2,869
Provision	14,358	13,136
Returns and allowances	(16,217)	(14,460)
Balance at end of period	$1,661	$1,545

6. LEASES

Total operating lease costs were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2026	2025	2026	2025
Operating lease costs	General and administrative expense	$2,322	$2,196	$4,546	$4,350
Operating lease costs	Cost of sales	96	68	164	136
Variable lease costs	General and administrative expense	541	519	1,085	951
Variable lease costs	Cost of sales	52	55	95	98
Sublease income	General and administrative expense	(53)	(53)	(106)	(106)
Total lease costs		$2,958	$2,785	$5,784	$5,429

Cash paid for amounts included in the measurement of lease liabilities was $5.1 million and $4.8 million for the six months ended June 30, 2026 and 2025, respectively.

7. EQUITY-BASED COMPENSATION

Grants of Restricted Stock Units

The following table summarizes the activity related to the Company's restricted stock units (“RSUs”) for the six months ended June 30, 2026:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2025, unvested	3,611,467	$2.62
Granted	1,455,963	$1.32
Vested	(1,362,453)	$2.65
Forfeited	(238,152)	$2.21
Balance as of June 30, 2026, unvested	3,466,825	$2.08

Total compensation expense for RSUs was $1.3 million and $2.8 million for the three and six months ended June 30, 2026, respectively, and $2.3 million and $4.5 million for the three and six months ended June 30, 2025, respectively, and is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of June 30, 2026, total compensation cost related to unvested RSUs not yet recognized is $6.5 million and is expected to be recognized over a weighted-average period of approximately 2.1 years.

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

Tax Provision and Deferred Tax Asset
At the end of each interim period, Brilliant Earth Group, Inc. estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period. The Company's effective tax rates of 0% and (0.27)% for the six months ended June 30, 2026 and 2025, respectively, differs from the U.S. federal statutory tax rate of 21% primarily due to income associated with the non-controlling interest, state tax expense and other permanent items.

The Company recognized a net change to its deferred tax asset and the related deferred tax asset valuation allowance of $0.2 million during the six months ended June 30, 2026. The decrease was related to changes related primarily to the outside basis difference of Brilliant Earth Group, Inc's investment in Brilliant Earth, LLC.

In assessing the realizability of deferred tax assets for the six months ended June 30, 2026, management determined that it was more likely than not that the deferred tax assets will not be realized, and accordingly, has continued to record a full valuation allowance.

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

On December 5, 2022, plaintiff Veronica Cusimano, a former employee of the Company, filed a representative action against the Company pursuant to the Private Attorneys General Act of 2004 in California Superior Court, Los Angeles County. The complaint alleges, on behalf of the plaintiff and similarly situated employees and former employees in California, various claims under the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. The parties reached an agreement to resolve the matter and, as of March 26, 2026, executed a stipulation of settlement and release of claims. On July 28, 2026, the court preliminarily approved the stipulation of settlement and scheduled a hearing on final approval for December 2, 2026. There can be no assurance that the settlement will receive final approval from the court. If the settlement receives final approval, the Company does not expect the resolution of this matter to have a material adverse effect on its consolidated financial position, results of operations, or cash flows. If the settlement is not approved, the Company intends to continue to vigorously defend against the alleged individual and representative claims.

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

Below is a summary of our performance for the three months ended June 30, 2026:

•Net sales of $115.1 million, up 5.7% compared to $108.9 million for the three months ended June 30, 2025;
•Net income of $0.8 million, up 175.7% compared to net loss of $1.1 million for the three months ended June 30, 2025;
•Net income margin of 0.7%, compared to net loss margin of 1.0% for the three months ended June 30, 2025;
•Adjusted EBITDA of $5.8 million, up 81.3% compared to $3.2 million for the three months ended June 30, 2025; and
•Adjusted EBITDA margin of 5.0%, compared to 2.9% for the three months ended June 30, 2025.

Below is a summary of our performance for the six months ended June 30, 2026:

•Net sales of $214.6 million, up 5.8% compared to $202.8 million for the six months ended June 30, 2025;
•Net loss of $7.6 million, down 73.8% compared to net loss of $4.4 million for the six months ended June 30, 2025;
•Net loss margin of 3.5%, compared to net loss margin of 2.2% for the six months ended June 30, 2025;
•Adjusted EBITDA of $1.1 million, down 75.0%, compared to $4.3 million for the six months ended June 30, 2025; and
•Adjusted EBITDA margin of 0.5%, compared to 2.1% for the six months ended June 30, 2025.

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

International Expansion

We are in the early stages of selling globally, and a larger geographic footprint will help drive future growth. Our proof-points from our sales to customers from over 50 countries, provide encouraging signs for future global expansion. We see strong potential in launching e-commerce in new overseas markets and new showrooms in countries where we have already established a localized digital presence. We plan to drive brand awareness through localized marketing channels and expect our data-driven technology platform to continue providing insights for product recommendations and inventory management.

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

Comparison of Three Months Ended June 30, 2026 and 2025

The following table sets forth our statements of operations for the three months ended June 30, 2026 and 2025, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (in thousands):

	Three Months Ended June 30,
	2026		2025		Period change
	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$115,111	100.0%	$108,936	100.0%	$6,175	5.7%
Cost of sales	48,467	42.1%	45,432	41.7%	3,035	6.7%
Gross profit	66,644	57.9%	63,504	58.3%	3,140	4.9%
Operating expenses:
Marketing and advertising	26,235	22.8%	26,271	24.1%	(36)	(0.1)%
General and administrative	39,963	34.7%	38,446	35.3%	1,517	3.9%
Total operating expenses	66,198	57.5%	64,717	59.4%	1,481	2.3%
Income (loss) from operations	446	0.4%	(1,213)	(1.1)%	1,659	136.8%
Interest expense	—	—%	(895)	(0.8)%	895	100.0%
Other income, net	396	0.3%	1,138	1.0%	(742)	(65.2)%
Income (loss) before income taxes	842	0.7%	(970)	(0.9)%	1,812	186.8%
Income tax expense	—	—%	(143)	(0.1)%	143	100.0%
Net income (loss )	842	0.7%	(1,113)	(1.0)%	1,955	175.7%
Net income (loss) allocable to non-controlling interest	822	0.7%	(947)	(0.9)%	1,769	186.8%
Net income (loss) allocable to Brilliant Earth Group, Inc.	$20	—%	$(166)	(0.2)%	$186	112.0%
Net Sales

Net sales for the three months ended June 30, 2026 increased by $6.2 million, or 5.7%, compared to the three months ended June 30, 2025. The increase in net sales was due to an increase of 7.9% in AOV partially offset by a decrease of 2.1% in order volumes.

The increase in AOV was driven by a larger sales mix of higher-priced items across our product offerings and selective price increases as a result of the higher cost of precious metals.

The 2.1% decrease in order volumes was due to a decline in unit volumes for lower price point products.

Gross Profit

Gross profit for the three months ended June 30, 2026 increased by $3.1 million, or 4.9%, compared to the three months ended June 30, 2025. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, decreased by 40 basis points for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease in gross margin was largely driven by costs related to higher gold and platinum prices in comparison to the prior year, partially offset by the continued optimization of our pricing engine, procurement efficiencies, and other efforts to mitigate the impact of tariffs and higher metal costs.

Operating Expenses

Operating expenses for the three months ended June 30, 2026 increased by $1.5 million, or 2.3%, compared to the three months ended June 30, 2025. Operating expenses as a percentage of net sales decreased by 190 basis points for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase in operating expenses was primarily driven by an increase in other general and administrative expenses of $2.0 million, partially offset by a decrease in employment expenses of $0.5 million.

The increase in other general and administrative expenses was primarily driven by an increase in information technology and other software-related costs and an increase in rent, and lease-related expenses. These increases were partially offset by a decrease in professional fees as compared to the three months ended June 30, 2025. The decrease in employment expenses was primarily driven by a decrease in equity-based compensation, partially offset by an increase in salaries and wages and other benefits expense primarily due to the addition of staff to support our growth.

Interest Expense

Interest expense for the three months ended June 30, 2026 decreased by $0.9 million, or 100.0%, compared to the three months ended June 30, 2025, primarily due to the prepayment of all principal amounts outstanding of $34.8 million under the SVB Term Loan in August 2025.

Other Income, net

Other income, net for the three months ended June 30, 2026 decreased by $0.7 million, or 65.2%, compared to the three months ended June 30, 2025, primarily due to decreased interest income earned on our cash balances. Additionally, this amount includes immaterial losses on exchange rates on consumer payments and other miscellaneous income.

Income tax expense

The decrease in Brilliant Earth Group, Inc.'s income tax expense of $0.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to changes in deferred taxes related to the outside basis difference of Brilliant Earth Group, Inc.'s investment in Brilliant Earth, LLC.

Comparison of Six Months Ended June 30, 2026 and 2025

The following table sets forth our statements of operations for the six months ended June 30, 2026 and 2025, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (in thousands):

	Six Months Ended June 30,
	2026		2025		Period change
	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$214,615	100.0%	$202,820	100.0%	$11,795	5.8%
Cost of sales	93,903	43.8%	84,274	41.6%	9,629	11.4%
Gross profit	120,712	56.2%	118,546	58.4%	2,166	1.8%
Operating expenses:
Marketing and advertising	49,757	23.2%	49,233	24.3%	524	1.1%
General and administrative	79,390	37.0%	74,049	36.5%	5,341	7.2%
Total operating expenses	129,147	60.2%	123,282	60.8%	5,865	4.8%
Loss from operations	(8,435)	(3.9)%	(4,736)	(2.3)%	(3,699)	78.1%
Interest expense	—	—%	(2,010)	(1.0)%	2,010	100.0%
Other income, net	824	0.4%	2,378	1.2%	(1,554)	(65.3)%
Loss before income taxes	(7,611)	(3.5)%	(4,368)	(2.2)%	(3,243)	74.2%
Income tax expense	—	—%	(12)	—%	12	100.0%
Net loss	(7,611)	(3.5)%	(4,380)	(2.2)%	(3,231)	(73.8)%
Net loss allocable to non-controlling interest	(6,120)	(2.9)%	(3,748)	(1.8)%	(2,372)	(63.3)%
Net loss allocable to Brilliant Earth Group, Inc.	$(1,491)	(0.7)%	$(632)	(0.3)%	$(859)	(135.9)%

Net Sales

Net sales for the six months ended June 30, 2026 increased by $11.8 million, or 5.8%, compared to the six months ended June 30, 2025. The increase in net sales was due to an increase of 5.8% in AOV and an increase of 0.1% in order volumes.

The increase in AOV was driven by a larger sales mix of higher-priced items across our product offerings and selective price increases as a result of the rising cost of precious metals.

The 0.1% increase in order volumes was due to an increase in order volumes of higher price point products, partially offset by a decrease in lower price point products.

Gross Profit

Gross profit for the six months ended June 30, 2026 increased by $2.2 million, or 1.8%, compared to the six months ended June 30, 2025. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, decreased by 220 basis points for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by costs related to higher gold and platinum costs. The increase in costs related to higher gold and platinum costs was partially offset by the continued optimization of our pricing engine, procurement efficiencies, and other efforts to mitigate the impact of tariffs and higher metal costs.

Operating Expenses

Operating expenses for the six months ended June 30, 2026 increased by $5.9 million, or 4.8%, compared to the six months ended June 30, 2025. Operating expenses as a percentage of net sales decreased by 60 basis points for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in operating expenses was primarily driven by an increase in other general and administrative expenses of $3.8 million, an increase in employment expenses of $1.5 million, and an increase in marketing expenses of $0.5 million for the period.

The increase in other general and administrative expenses was primarily driven by increase in information technology and other software-related costs, an increase in donation expense, and an increase in rent and lease-related expenses. The increase in employment expenses was primarily driven by an increase in salaries and wages and other benefits expense primarily due to the addition of staff to support our growth. These increases were partially offset by a decrease in professional fees and future showroom expenses as compared to the six months ended June 30, 2025. The increase in marketing expenses compared to the six months ended June 30, 2025 was a result of our continued focus on managing our marketing spend in relation to our sales volume.

Interest Expense

Interest expense for the six months ended June 30, 2026 decreased by $2.0 million, or 100.0%, compared to the six months ended June 30, 2025, primarily due to the prepayment of all principal amounts outstanding of $34.8 million under the SVB Term Loan in August 2025.

Other Income, net

Other income, net for the six months ended June 30, 2026 decreased by $1.6 million, or 65.3%, compared to the six months ended June 30, 2025, primarily due to decreased interest income earned on our cash balances. Additionally, this amount includes immaterial losses on exchange rates on consumer payments and other miscellaneous income.

Income tax expense

The decrease in Brilliant Earth Group, Inc.'s income tax expense of $12.0 thousand for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to changes in deferred taxes related to the outside basis difference of Brilliant Earth Group, Inc.'s investment in Brilliant Earth, LLC.

Key Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

The following table sets forth our key performance metrics for the periods presented (dollars in thousands, except for AOV):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net Sales	$115,111	$108,936	$6,175	5.7%	$214,615	$202,820	$11,795	5.8%
Total Orders	51,442	52,535	(1,093)	(2.1)%	98,134	98,070	64	0.1%
AOV	$2,238	$2,074	$164	7.9%	$2,187	$2,068	$119	5.8%

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

The following table presents a reconciliation of net income (loss) and net income (loss) margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$842	$(1,113)	$(7,611)	$(4,380)
Interest expense	—	895	—	2,010
Income tax expense	—	143	—	12
Depreciation expense	1,654	1,544	3,269	3,032
Amortization of cloud-based software implementation costs	225	204	445	366
Showroom pre-opening expense	374	319	560	901
Equity-based compensation expense	1,278	2,328	2,806	4,697
Other income, net (1)	(396)	(1,138)	(824)	(2,378)
Other expenses(2)	1,793	—	2,420	—
Adjusted EBITDA	$5,770	$3,182	$1,065	$4,260
Net income (loss) margin	0.7%	(1.0)%	(3.5)%	(2.2)%
Adjusted EBITDA margin	5.0%	2.9%	0.5%	2.1%
(1) Other income, net consists primarily of interest and other miscellaneous income, partially offset by expenses such as losses on exchange rates on consumer payments.
(2) These expenses are those that we did not incur in the normal course of business. For the three months ended June 30, 2026, these expenses include a $1.8 million charge for write-offs of information technology projects. For the six months ended June 30, 2026, these expenses also include a $0.6 million charitable contribution.
Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to Continuing Equity Owners, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from capital-raising activities and borrowings under our loan facilities. We have historically had negative working capital driven by our high inventory turns and typical collection of payments from customers prior to payment of suppliers. As of June 30, 2026, we had a cash balance, excluding restricted cash, of $74.9 million, and negative working capital, excluding non-restricted cash, of $24.0 million.

For the six months ended June 30, 2026, the Company declared and paid $1.5 million of distributions to, or on behalf of, members associated with their estimated income tax obligations pursuant to the LLC Agreement. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

We believe, based on our current projections, that we have sufficient sources of liquidity to meet our projected operating and tax distribution requirements for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q.

Additional future liquidity needs may also include payments under the TRA, and state and federal taxes to the extent not offset by our deferred income tax assets, including those arising as a result of purchases or exchanges of common units for Class A and Class D common stock. As of June 30, 2026 and December 31, 2025, there was no TRA liability reflected on the Company's consolidated balance sheet. For similar reasons that led the Company to record a full valuation allowance on the deferred tax assets during the fourth quarter 2025, we evaluated the probability of amounts being owed pursuant to the TRA and determined the likelihood of a future liability was not probable at that time. We are currently unable to determine the total future amounts of these payments due to the unpredictable nature of factors such as timing of future exchanges, the market price of the Class A common stock at the time of the exchanges, the extent to which the exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax savings that give rise to the payments under the TRA.

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

Cash Flow Analysis

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$(1,359)	$1,943
Net cash used in investing activities	(1,449)	(1,882)
Net cash used in financing activities	(1,555)	(28,368)
Net decrease in cash, cash equivalents and restricted cash	(4,363)	(28,307)
Cash, cash equivalents and restricted cash at beginning of period	79,438	162,141
Cash, cash equivalents and restricted cash at end of period	$75,075	$133,834

Net Cash Provided by (Used In) Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $1.4 million compared to net cash provided by operating activities of $1.9 million for the six months ended June 30, 2025, an increase in cash used of $3.3 million. This increase was primarily driven by an increase in net loss adjusted for non-cash expense add backs of $2.8 million and an increase in cash used from changes in assets and liabilities related to working capital management activities of $0.5 million. The increase in cash used from changes in working capital was primarily due to an increase in cash used of $9.7 million in accounts payable, accrued expenses and other current liabilities, deferred revenue and operating lease liabilities. That increase was partially offset by a decrease in cash used in inventories and prepaid expenses and other current assets of $9.2 million.

Net Cash Used In Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $1.4 million compared to $1.9 million for the six months ended June 30, 2025. The decrease of $0.4 million was principally due to a decrease in purchases of property and equipment related to new facilities leased during the period.

Net Cash Used In Financing Activities

For the six months ended June 30, 2026, net cash used in financing activities was $1.6 million compared to $28.4 million for the six months ended June 30, 2025. The decrease of $26.8 million was primarily due to no debt payments or stock repurchases made during the six months ended June 30, 2026 when compared to the debt payments and stock repurchases made during the six months ended June 30, 2025.

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
Contractual Obligations and Commitments

As of June 30, 2026, there were no material changes to our contractual obligations and commitments as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

On December 5, 2022, plaintiff Veronica Cusimano, a former employee of the Company, filed a representative action against the Company pursuant to the Private Attorneys General Act of 2004 in California Superior Court, Los Angeles County. The complaint alleges, on behalf of the plaintiff and similarly situated employees and former employees in California, various claims under the California Labor Code related to wages, overtime, meal and rest breaks, reimbursement of business expenses, wage statements and records, and other similar allegations. The parties reached an agreement to resolve the matter and, as of March 26, 2026, executed a stipulation of settlement and release of claims. On July 28, 2026, the court preliminarily approved the stipulation of settlement and scheduled a hearing on final approval for December 2, 2026. There can be no assurance that the settlement will receive final approval from the court. If the settlement receives final approval, the Company does not expect the resolution of this matter to have a material adverse effect on its consolidated financial position, results of operations, or cash flows. If the settlement is not approved, the Company intends to continue to vigorously defend against the alleged individual and representative claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.
(b) None.
(c) During the three months ended June 30, 2026, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

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

August 6, 2026             By:/s/ Jeffrey Kuo
Jeffrey Kuo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)