Form 10-Q
period 2026-09-30
Brilliant Earth Group, Inc.
filed 2026-11-05
CIK 1866757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, there were 17,266,337 shares of the registrant's Class A common stock, $0.0001 par value per share, outstanding, 35,744,923 shares of the registrant's Class B common stock, $0.0001 par value per share, outstanding, 49,119,976 shares of the registrant's Class C common stock, $0.0001 par value per share, outstanding and no shares of the registrant's Class D common stock, $0.0001 par value per share, outstanding.

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
•“Continuing Equity Owners” refers collectively to holders of LLC Interests (as defined below) and our Class B common stock and Class C common stock, including our Founders (as defined below) and Mainsail (as defined below), who may exchange at each of their respective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock or Class C common stock (and such shares shall be immediately cancelled), as applicable), for, at our election (determined solely by our independent directors (within the meaning of the Nasdaq rules) who are disinterested), cash or newly-issued shares of our Class A common stock or Class D common stock, as applicable.
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

Part I - Financial Information
Item 1. Financial Statements
Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$76,176	$79,089
Restricted cash	127	349
Inventories, net	50,332	53,238
Prepaid expenses and other current assets	12,841	12,052
Total current assets	139,476	144,728
Property and equipment, net	17,640	19,622
Operating lease right of use assets	36,434	31,879
Other assets	3,374	4,674
Total assets	$196,924	$200,903

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$27,874	$24,804
Accrued expenses and other current liabilities	28,078	35,732
Deferred revenue	24,133	22,671
Current portion of operating lease liabilities	7,517	6,896
Total current liabilities	87,602	90,103

Operating lease liabilities	35,158	31,163
Total liabilities	122,760	121,266

Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Class A common stock, $0.0001 par value, 1,200,000,000 shares authorized; 17,841,014 shares issued and 17,266,337 shares outstanding at September 30, 2026; 16,092,701 shares issued and 15,518,024 shares outstanding at December 31, 2025	2	2
Class B common stock, $0.0001 par value, 150,000,000 shares authorized; 35,744,923 shares outstanding at September 30, 2026 and 35,822,342 shares outstanding at December 31, 2025, respectively	4	4
Class C common stock, $0.0001 par value, 150,000,000 shares authorized; 49,119,976 shares outstanding at September 30, 2026 and December 31, 2025, respectively	5	5
Class D common stock, $0.0001 par value, 150,000,000 shares authorized; none issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	17,576	16,024
Treasury stock, at cost; 574,677 and 574,677 shares at September 30, 2026 and December 31, 2025, respectively	(1,094)	(1,094)
Accumulated deficit	(3,955)	(2,640)
Stockholders' equity attributable to Brilliant Earth Group, Inc.	12,538	12,301
Non-controlling interests attributable to Brilliant Earth, LLC	61,626	67,336
Total stockholders' equity	74,164	79,637
Total liabilities and stockholders' equity	$196,924	$200,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$112,808	$110,252	$327,423	$313,072
Cost of sales	45,437	46,801	139,340	131,075
Gross profit	67,371	63,451	188,083	181,997
Operating expenses:
Marketing and advertising	26,319	26,132	76,076	75,365
General and administrative	39,129	37,939	118,519	111,988
Total operating expenses	65,448	64,071	194,595	187,353
Income (loss) from operations	1,923	(620)	(6,512)	(5,356)
Interest expense	—	(272)	—	(2,282)
Other income, net	478	837	1,302	3,215
Loss on extinguishment of debt	—	(573)	—	(573)
Income (loss) before income taxes	2,401	(628)	(5,210)	(4,996)
Income tax expense	—	(44)	—	(56)
Net income (loss)	2,401	(672)	(5,210)	(5,052)
Net income (loss) allocable to non-controlling interest	2,225	(565)	(3,895)	(4,313)
Net income (loss) allocable to Brilliant Earth Group, Inc.	$176	$(107)	$(1,315)	$(739)

Earnings per share:
Basic	$0.01	$(0.01)	$(0.08)	$(0.05)
Diluted	$0.02	$(0.01)	$(0.08)	$(0.05)
Weighted average shares of common stock outstanding:
Basic	17,082,831	14,993,768	16,453,713	14,555,854
Diluted	102,095,687	14,993,768	16,453,713	14,555,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock						Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity	Units	Amounts	Total Stockholders' Equity
Balance, January 1, 2026	15,518,024	$2	35,822,342	$4	49,119,976	$5	$16,024	$(1,094)	$(2,640)	$12,301	84,942,318	$67,336	$79,637
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	(1,365)	(1,365)
RSU vesting during period	644,968	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	1,528	—	—	1,528	—	—	1,528
Net loss	—	—	—	—	—	—	—	—	(1,511)	(1,511)	—	(6,942)	(8,453)
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(913)	—	—	(913)	—	913	—
Balance, March 31, 2026	16,162,992	$2	35,822,342	$4	49,119,976	$5	$16,639	$(1,094)	$(4,151)	$11,405	84,942,318	$59,942	$71,347
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	(155)	(155)
RSU vesting during period	717,485	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	1,278	—	—	1,278	—	—	1,278
Net income	—	—	—	—	—	—	—	—	20	20	—	822	842
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(549)	—	—	(549)	—	549	—
Balance, June 30, 2026	16,880,477	$2	35,822,342	$4	49,119,976	$5	$17,368	$(1,094)	$(4,131)	$12,154	84,942,318	$61,158	$73,312
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	(2,693)	(2,693)
RSU vesting during period	308,441	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Class B to Class A common stock	77,419	—	(77,419)	—	—	—	—	—	—	—	(77,419)	—	—
Equity-based compensation	—	—	—	—	—	—	1,144	—	—	1,144	—	—	1,144
Net income	—	—	—	—	—	—	—	—	176	176	—	2,225	2,401
Rebalancing of controlling and non-controlling interest	—	—	—	—	—	—	(936)	—	—	(936)	—	936	—
Balance, September 30, 2026	17,266,337	$2	35,744,923	$4	49,119,976	$5	$17,576	$(1,094)	$(3,955)	$12,538	84,864,899	$61,626	$74,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Brilliant Earth Group, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock						Non-Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Stockholders' Equity	Units	Amounts	Total Stockholders' Equity
Balance, January 1, 2025	13,843,944	$1	35,820,912	$4	49,119,976	$5	$11,169	$(638)	$4,788	$15,329	84,940,888	$94,053	$109,382
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	(5,349)	(5,349)
Conversion of Class B to Class A common stock	2,700	—	(2,700)	—	—	—	—	—	—	—	(2,700)	—	—
RSU vesting during period	661,156	—	—	—	—	—	—	—	—	—	—	—	—
Repurchases of common stock	(102,460)	—	—	—	—	—	—	(163)	—	(163)	—	—	(163)
Class B shares issued upon vesting of LLC units	—	—	21,191	—	—	—	—	—	—	—	21,191	—	—
Equity-based compensation	—	—	—	—	—	—	2,342	—	—	2,342	—	27	2,369
Net loss	—	—	—	—	—	—	—	—	(466)	(466)	—	(2,801)	(3,267)
Rebalancing of controlling and noncontrolling interests	—	—	—	—	—	—	(2,114)	—	—	(2,114)	—	2,114	—
Balance, March 31, 2025	14,405,340	$1	35,839,403	$4	49,119,976	$5	$11,397	$(801)	$4,322	$14,928	84,959,379	$88,044	$102,972
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	(1,308)	(1,308)
RSU vesting during period	581,177	—	—	—	—	—	—	—	—	—	—	—	—
Repurchases of common stock	(132,124)	—	—	—	—	—	—	(197)	—	(197)	—	—	(197)
Class B shares issued upon vesting of LLC units	—	—	3,712	—	—	—	—	—	—	—	3,712	—	—
Equity-based compensation	—	—	—	—	—	—	2,318	—	—	2,318	—	10	2,328
Net loss	—	—	—	—	—	—	—	—	(166)	(166)	—	(947)	(1,113)
Rebalancing of controlling and noncontrolling interests	—	—	—	—	—	—	(1,602)	—	—	(1,602)	—	1,602	—
Balance, June 30, 2025	14,854,393	$1	35,843,115	$4	49,119,976	$5	$12,113	$(998)	$4,156	$15,281	84,963,091	$87,401	$102,682
Dividends and distributions to members	—	—	—	—	—	—	—	—	—	—	—	(21,323)	(21,323)
Conversion of Class B to Class A common stock	20,773	—	(20,773)	—	—	—	—	—	—	—	(20,773)	—	—
RSU vesting during period	353,159	1	—	—	—	—	(1)	—	—	—	—	—	—
Repurchases of common stock	(58,112)	—	—	—	—	—	—	(96)	—	(96)	—	—	(96)
Equity-based compensation	—	—	—	—	—	—	2,256	—	—	2,256	—	—	2,256
Net loss	—	—	—	—	—	—	—	—	(107)	(107)	—	(565)	(672)
Dividends paid on Class A common stock	—	—	—	—	—	—	—	—	(3,793)	(3,793)	—	—	(3,793)
Rebalancing of controlling and noncontrolling interests	—	—	—	—	—	—	(1,562)	—	—	(1,562)	—	1,562	—
Balance, September 30, 2025	15,170,213	$2	35,822,342	$4	49,119,976	$5	$12,806	$(1,094)	$256	$11,979	84,942,318	$67,075	$79,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brilliant Earth Group, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(5,210)	$(5,052)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,979	4,581
Impairment of cloud computing implementation costs	1,793	—
Equity-based compensation	3,950	6,953
Non-cash operating lease cost	5,277	4,812
Loss on extinguishment of debt	—	573
Amortization of debt issuance costs	—	179
Deferred tax expense	—	56
Other	218	223
Changes in assets and liabilities:
Inventories	2,709	(11,063)
Prepaid expenses and other current assets	(373)	(1,766)
Other assets	(493)	(617)
Accounts payable, accrued expenses and other current liabilities	(4,921)	2,200
Deferred revenue	1,462	6,750
Operating lease liabilities	(5,632)	(5,278)
Net cash provided by operating activities	3,759	2,551
Investing activities
Purchases of property and equipment	(2,646)	(2,493)
Net cash used in investing activities	(2,646)	(2,493)
Financing activities
Dividends paid on Class A common stock	—	(3,793)
Payments on SVB Term Loan	—	(56,063)
Repurchases of common stock	—	(456)
Payment of debt issuance costs	—	(131)
Distributions and TRA payments to members	(4,248)	(27,980)
Net cash used in financing activities	(4,248)	(88,423)
Net decrease in cash, cash equivalents and restricted cash	(3,135)	(88,365)
Cash, cash equivalents and restricted cash at beginning of period	79,438	162,141
Cash, cash equivalents and restricted cash at end of period	$76,303	$73,776

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$76,176	$73,429
Restricted cash	127	347
Total cash, cash equivalents, and restricted cash	$76,303	$73,776

Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$10,248	$3,669
Change in deferred tax assets associated with redemption of LLC Units	—	(1)
TRA Obligation associated with redemption of LLC Units	—	2
Purchases of property and equipment included in accounts payable and accrued liabilities	372	404

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
The non-controlling interest on the unaudited condensed consolidated statements of operations represents the portion of income or loss attributable to the economic interest in Brilliant Earth, LLC held by the Continuing Equity Owners. The non-controlling interest on the unaudited condensed consolidated balance sheets represents the portion of net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of September 30, 2026, the non-controlling interest was 83.1%. At the end of each reporting period, equity related to Brilliant Earth, LLC that is attributable to Brilliant Earth Group, Inc. and the Continuing Equity Owners is rebalanced to reflect Brilliant Earth Group, Inc.'s and the Continuing Equity Owners' ownership in Brilliant Earth, LLC.

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
At September 30, 2026 and December 31, 2025, there were no material financial instruments (assets or liabilities) measured at fair value on a recurring basis.
The carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

Cash and Cash Equivalents

As of September 30, 2026 and December 31, 2025, money market fund accounts included in cash equivalents were $57.6 million and $33.9 million, respectively, and classified as Level 1 financial instruments as defined in the fair value hierarchy. The Company recognized interest income of $0.5 million and $1.3 million for the three and nine months ended September 30, 2026, respectively, and $0.8 million and $3.2 million for the three and nine months ended September 30, 2025, respectively. Interest income is included in other income, net in the unaudited condensed consolidated statements of operations.

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

The CODM is provided with and uses the consolidated statement of operations information as is presented in the unaudited condensed consolidated statements of operations.

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

Basic and diluted earnings per share of Class A common stock have been computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2026	2025	2026	2025
Net income (loss) attributable to Brilliant Earth Group, Inc., BASIC	$176	$(107)	$(1,315)	$(739)
Add: Net income (loss) impact from assumed redemption of all LLC Units to common stock	2,225	—	—	—
Add (less): Income tax benefit (expense) on net (loss) income attributable to NCI	(560)	—	—	—
Net income (loss) attributable to Brilliant Earth Group, Inc., after adjustment for assumed conversion, DILUTED	$1,841	$(107)	$(1,315)	$(739)

Denominator:
Weighted average shares of common stock outstanding, BASIC	17,082,831	14,993,768	16,453,713	14,555,854
Dilutive effects of:
Vested LLC Units that are exchangeable for common stock	84,887,480	—	—	—
RSUs	125,376	—	—	—
Weighted average shares of common stock outstanding, DILUTED	102,095,687	14,993,768	16,453,713	14,555,854

BASIC earnings per share	$0.01	$(0.01)	$(0.08)	$(0.05)
DILUTED earnings per share	$0.02	$(0.01)	$(0.08)	$(0.05)

For the three months ended September 30, 2026, net income attributable to the non-controlling interest is added back to net income in the fully dilutive computation and has been adjusted for income taxes which would have been expensed had the income been recognized by Brilliant Earth Group, Inc., a taxable entity. The weighted average common shares outstanding in the diluted computation per share assumes all outstanding LLC Units are converted and the Company will elect to issue shares of common stock upon redemption rather than cash-settle.
For the three and nine months ended September 30, 2025 and the nine months ended September 30, 2026, the dilutive earnings per share calculation excludes the loss impact from assumed redemption of all LLC Units and any income tax impact on the net loss attributable to the non-controlling interest since the Company is in a net loss position and these adjustments would be antidilutive.

For the three and nine months ended September 30, 2025 and the nine months ended September 30, 2026, the dilutive impact of LLC Units, unvested LLC Units, and RSUs was not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

For the three months ended September 30, 2026, the dilutive impact of LLC Units convertible into common stock was included in the computation of diluted earnings per share under the if-converted method, except where the effect would be anti-dilutive. The dilutive impact of RSUs was included using the treasury stock method, except when the effect would be anti-dilutive.
The following table presents the securities for the three and nine months ended September 30, 2026 and 2025, that have been excluded from the computations of earnings per share because such impact would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Vested LLC Units	—	84,944,802	84,923,838	84,951,274
RSUs	1,893,030	4,097,173	2,337,672	4,006,162
Stock options	655,873	665,905	656,502	665,905
Unvested LLC Units	—	—	—	6,330

3. REVENUE

Disaggregation of Revenue
The following table discloses total net sales by geography for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$108,990	$105,758	$318,028	$301,715
International	3,818	4,494	9,395	11,357
Total net sales	$112,808	$110,252	$327,423	$313,072

Contract Balances

Transactions where payment has been received from customers, but control has not transferred, are recorded as customer deposits in deferred revenue and revenue recognition is deferred until delivery has occurred.
As of September 30, 2026, December 31, 2025, and December 31, 2024, total deferred revenue that includes our contract balances was $24.1 million, $22.7 million, and $18.9 million, respectively.

During the three months ended September 30, 2026 and 2025, the Company recognized $25.1 million and $19.9 million, respectively, of revenue that was deferred as of June 30, 2026 and June 30, 2025, respectively.

During the nine months ended September 30, 2026 and 2025, the Company recognized $21.9 million and $18.4 million, respectively, of revenue that was deferred as of December 31, 2025 and December 31, 2024, respectively.

Sales Returns and Allowances

As of September 30, 2026 and December 31, 2025, refund liabilities balances were $1.6 million and $3.5 million, respectively, and are included as a provision for sales returns and allowances within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.

As of September 30, 2026 and December 31, 2025, returns asset balances were $0.6 million and $1.5 million, respectively, and are included within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.

4. INVENTORIES, NET

Inventories, net consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Loose diamonds	$9,723	$11,834
Fine jewelry and other	41,589	42,187
Allowance for inventory obsolescence	(980)	(783)
Total inventories, net	$50,332	$53,238

The allowance for inventory obsolescence consists of the following (in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$(783)	$(537)
Change in allowance for inventory obsolescence	(197)	(223)
Balance at end of period	$(980)	$(760)

As of September 30, 2026 and December 31, 2025, the Company had $16.5 million and $12.6 million, respectively, in consigned inventory held on behalf of suppliers which is not recorded in the unaudited condensed consolidated balance sheets.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Vendor expenses	$9,971	$13,681
Accrued payroll expenses	7,527	7,571
Sales and other tax payable accrual	3,065	4,705
Provision for sales returns and allowances	1,557	3,520
Current portion of TRA	—	35
Other	5,958	6,220
Total accrued expenses and other current liabilities	$28,078	$35,732

Included in accrued expenses and other current liabilities is a provision for sales returns and allowances. Returns are estimated based on past experience and current expectations and are recorded as an adjustment to revenue.

The provision for sales returns and allowances consists of the following (in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$3,520	$2,869
Provision	22,235	20,572
Returns and allowances	(24,198)	(21,921)
Balance at end of period	$1,557	$1,520

6. LEASES

Total operating lease costs were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2026	2025	2026	2025
Operating lease costs	General and administrative expense	$2,367	$2,221	$6,913	$6,571
Operating lease costs	Cost of sales	91	69	255	205
Variable lease costs	General and administrative expense	491	478	1,576	1,429
Variable lease costs	Cost of sales	49	44	144	142
Sublease income	General and administrative expense	(53)	(53)	(159)	(159)
Total lease costs		$2,945	$2,759	$8,729	$8,188

Cash paid for amounts included in the measurement of lease liabilities was $7.6 million and $7.2 million for the nine months ended September 30, 2026 and 2025, respectively.

The maturity analysis of the operating lease liabilities as of September 30, 2026 was as follows (in thousands):

Amount
For the remainder of the year ending December 31, 2026	$1,800
Years ending December 31,
2027	10,971
2028	10,119
2029	8,924
2030	7,237
2031	5,647
Thereafter	6,223
Total minimum lease payments	50,921
Less: imputed interest	(8,246)
Net present value of operating lease liabilities	42,675
Less: current portion	(7,517)
Long-term portion	$35,158

The weighted-average remaining lease term and weighted-average discount rate on long-term leases were as follows:

	Nine Months Ended September 30,
	2026	2025
Weighted-average remaining lease term - operating leases	5.2 years	5.6 years
Weighted-average discount rate - operating leases	6.5%	6.1%

7. EQUITY-BASED COMPENSATION

Grants of Restricted Stock Units

The following table summarizes the activity related to the Company's restricted stock units (“RSUs”) for the nine months ended September 30, 2026:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2025, unvested	3,611,467	$2.62
Granted	1,455,963	$1.32
Vested	(1,670,894)	$2.76
Forfeited	(247,374)	$2.24
Balance as of September 30, 2026, unvested	3,149,162	$1.96

Total compensation expense for RSUs was $1.1 million and $3.9 million for the three and nine months ended September 30, 2026, respectively, and $2.3 million and $6.8 million for the three and nine months ended September 30, 2025, respectively, and is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

As of September 30, 2026, total compensation cost related to unvested RSUs not yet recognized is $5.4 million and is expected to be recognized over a weighted-average period of approximately 2 years.

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

Tax Provision and Deferred Tax Asset
At the end of each interim period, Brilliant Earth Group, Inc. estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period. The Company's effective tax rates of 0% and (1.12)% for the nine months ended September 30, 2026 and 2025, respectively, differ from the U.S. federal statutory tax rate of 21% primarily due to income associated with the non-controlling interest, state tax expense and other permanent items.

The Company recognized a net change to its deferred tax asset and the related deferred tax asset valuation allowance of $0.2 million during the nine months ended September 30, 2026. The decrease primarily related to changes in the outside basis difference of Brilliant Earth Group, Inc.'s investment in Brilliant Earth, LLC.

In assessing the realizability of deferred tax assets for the nine months ended September 30, 2026, management determined that it was more likely than not that the deferred tax assets will not be realized, and accordingly, has continued to record a full valuation allowance.

Tax Receivable Agreement

As each of the Continuing Equity Owners elects to convert their LLC Interests into Class A common stock or Class D common stock, as applicable, Brilliant Earth Group, Inc. will succeed to their aggregate historical tax basis which will create a net tax benefit to the Company. These tax benefits are expected to be amortized over 15 years pursuant to Sections 743(b) and 197 of the Internal Revenue Code of 1986, as amended. The Company will only recognize a deferred tax asset for financial reporting purposes when it is more likely than not that the tax benefit will be realized.

In addition, as part of the IPO, the Company entered into the TRA with the Continuing Equity Owners to pay 85% of the tax savings from the tax basis adjustment to them as such savings are realized.

Amounts payable under the TRA are contingent upon, among other things, generation of sufficient future taxable income during the term of the TRA. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to stockholders' equity, and the effects of changes in any of our estimates after this date will be included in net loss. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net loss. In connection with the Company concluding it was more likely than not that its deferred tax assets would not be realized and a full valuation allowance for its deferred tax assets was required, it was also determined a TRA liability was not probable at the current time.

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

Cusimano v. Brilliant Earth

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

Eguiarte v. Brilliant Earth, LLC

On September 9, 2026, plaintiff Elisa Eguiarte filed a putative class action against Brilliant Earth, LLC, a subsidiary of the Company, in the U.S. District Court for the Northern District of California. The plaintiff is a California resident who alleges she purchased products on the Company’s website, and that third-party advertising and analytics technologies on the Company’s website, including those provided by Meta, Google, TikTok, and OpenAI, intercepted and disclosed to those parties certain information without consent and in violation of California and federal law. The complaint purports to assert claims on behalf of putative classes of U.S. and California residents who accessed the website, for violations of the Electronic Communications Privacy Act and the California Invasion of Privacy Act, the California Comprehensive Computer Data Access and Fraud Act, and the California Constitution. The complaint purports to seek, among other things, statutory, compensatory, and punitive damages; equitable, declaratory, and injunctive relief; as well as interest, attorneys’ fees, and costs. As of the date of this filing, the Company’s response to the complaint is not yet due. The Company intends to vigorously defend the claims. Litigation is inherently uncertain, however, and at this time the Company is unable to predict the outcome of this matter or to estimate the amount or range of any potential loss.

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

Below is a summary of our performance for the three months ended September 30, 2026:

•Net sales of $112.8 million, up 2.3% compared to $110.3 million for the three months ended September 30, 2025;
•Net income of $2.4 million, up 457.3% compared to net loss of $0.7 million for the three months ended September 30, 2025;
•Net income margin of 2.1%, compared to net loss margin of 0.6% for the three months ended September 30, 2025;
•Adjusted EBITDA of $5.1 million, up 43.7% compared to $3.6 million for the three months ended September 30, 2025; and
•Adjusted EBITDA margin of 4.5%, compared to 3.2% for the three months ended September 30, 2025.

Below is a summary of our performance for the nine months ended September 30, 2026:

•Net sales of $327.4 million, up 4.6% compared to $313.1 million for the nine months ended September 30, 2025;
•Net loss of $5.2 million, an increase in net loss of 3.1% compared to net loss of $5.1 million for the nine months ended September 30, 2025;
•Net loss margin of 1.6%, compared to net loss margin of 1.6% for the nine months ended September 30, 2025;
•Adjusted EBITDA of $6.2 million, down 20.9% compared to $7.8 million for the nine months ended September 30, 2025; and
•Adjusted EBITDA margin of 1.9%, compared to 2.5% for the nine months ended September 30, 2025.

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

Cost-Effective Acquisition of New Customers and Retention of Existing Customers

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

International Expansion

We are in the early stages of selling globally, and a larger geographic footprint will help drive future growth. Our proof-points from our sales to customers from over 50 countries provide encouraging signs for future global expansion. We see strong potential in launching e-commerce in new overseas markets and new showrooms in countries where we have already established a localized digital presence. We plan to drive brand awareness through localized marketing channels and expect our data-driven technology platform to continue providing insights for product recommendations and inventory management.

Operational and Marketing Efficiency

We have a unique, asset-light operating model with attractive working capital dynamics, capital-efficient showrooms, and a vast virtual inventory of premium natural and lab-grown diamonds that allows us to offer a broad selection of diamonds while keeping our balance sheet inventory low. This has driven attractive inventory turns and allows us to operate with negative working capital, which we define as our current assets less non-restricted cash minus our current liabilities. Our showroom strategy minimizes the inefficiencies of traditional, retail-first jewelers. Our showrooms are primarily appointment-driven with large catchment regions, so we are less reliant on expensive high foot traffic retail locations. Our showroom locations and formats vary from interior, upper floor locations to more recently higher traffic pedestrian and retail mall locations. In all locations, we also curate showroom inventory for scheduled visits and require limited inventory in each location. Our tech-enabled jewelry consultants can support online customers when not in appointment, increasing workforce utilization. As we continue to scale our business, our future success is dependent on maintaining this capital-efficient operating model and driving continued operational improvement as we expand to new locations.

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

The current inflationary environment and changes in macro-level consumer spending trends, due to volatile macroeconomic conditions, have had a negative impact on sales and could further negatively impact our operating results.

In addition, changes in the interest rate environment have impacted the Company's interest income earned on its cash balances. To the extent we need to raise additional capital in the future, prevailing interest rates and capital market conditions, including any tightening of credit availability, could affect the terms on which financing may be available, if at all.

Seasonality

A larger share of our annual revenues and profits traditionally occurs in the fourth quarter because it includes the November and December holiday sales period.

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

Comparison of Three Months Ended September 30, 2026 and 2025

The following table sets forth our statements of operations for the three months ended September 30, 2026 and 2025, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (in thousands):

	Three Months Ended September 30,
	2026		2025		Period change
	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$112,808	100.0%	$110,252	100.0%	$2,556	2.3%
Cost of sales	45,437	40.3%	46,801	42.4%	(1,364)	(2.9)%
Gross profit	67,371	59.7%	63,451	57.6%	3,920	6.2%
Operating expenses:
Marketing and advertising	26,319	23.3%	26,132	23.7%	187	0.7%
General and administrative	39,129	34.7%	37,939	34.4%	1,190	3.1%
Total operating expenses	65,448	58.0%	64,071	58.1%	1,377	2.1%
Income (loss) from operations	1,923	1.7%	(620)	(0.6)%	2,543	410.2%
Interest expense	—	—%	(272)	(0.2)%	272	100.0%
Other income, net	478	0.4%	837	0.8%	(359)	(42.9)%
Loss on extinguishment of debt	—	—%	(573)	(0.5)%	573	(100.0)%
Income (loss) before income taxes	2,401	2.1%	(628)	(0.6)%	3,029	482.3%
Income tax expense	—	—%	(44)	—%	44	100.0%
Net income (loss)	2,401	2.1%	(672)	(0.6)%	3,073	457.3%
Net income (loss) allocable to non-controlling interest	2,225	2.0%	(565)	(0.5)%	2,790	493.8%
Net income (loss) allocable to Brilliant Earth Group, Inc.	$176	0.2%	$(107)	(0.1)%	$283	264.5%
Net Sales

Net sales for the three months ended September 30, 2026 increased by $2.6 million, or 2.3%, compared to the three months ended September 30, 2025. The increase in net sales was due to an increase of 5.6% in order volumes partially offset by a decrease of 3.1% in AOV.

The 5.6% increase in order volumes was due to comparatively stronger performance in fine jewelry and wedding and anniversary bands.

The decrease in AOV was driven by a larger sales mix of lower-priced items across our product offerings, including fine jewelry and lower year-over-year average selling prices in engagement rings, partially offset by selective price increases as a result of the higher cost of precious metals.

Gross Profit

Gross profit for the three months ended September 30, 2026 increased by $3.9 million, or 6.2%, compared to the three months ended September 30, 2025. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, increased by 210 basis points for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in gross margin was largely driven by the continued optimization of our pricing engine, procurement efficiencies, and other efforts to mitigate the impact of tariffs and higher metal costs, partially offset by costs related to higher gold and platinum prices and a comparatively higher mix of lower gross margin products.

Operating Expenses

Operating expenses for the three months ended September 30, 2026 increased by $1.4 million, or 2.1%, compared to the three months ended September 30, 2025. Operating expenses as a percentage of net sales decreased by 10 basis points for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in operating expenses was primarily driven by an increase in other general and administrative expenses of $1.4 million.

The increase in other general and administrative expenses was primarily driven by an increase in information technology and other software-related costs, an increase in rent and lease-related expenses and increases in sales-related variable expenses. These increases were partially offset by a decrease in professional fees as compared to the three months ended September 30, 2025.

Interest Expense

Interest expense for the three months ended September 30, 2026 decreased by $0.3 million, or 100.0%, compared to the three months ended September 30, 2025, due to the prepayment of all principal amounts outstanding of $34.8 million under the SVB Term Loan in August 2025. As a result of the prepayment, the Company recognized a loss on debt extinguishment of $0.6 million associated with the write-off of unamortized debt issuance costs.

Other Income, net

Other income, net for the three months ended September 30, 2026 decreased by $0.4 million, or 42.9%, compared to the three months ended September 30, 2025, primarily due to decreased interest income earned on our cash balances. Additionally, this amount includes immaterial losses on exchange rates on consumer payments and other miscellaneous income.

Income Tax Expense

The decrease in Brilliant Earth Group, Inc.'s income tax expense of $44 thousand for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to changes in deferred taxes related to the outside basis difference of Brilliant Earth Group, Inc.'s investment in Brilliant Earth, LLC.

Comparison of Nine Months Ended September 30, 2026 and 2025

The following table sets forth our statements of operations for the nine months ended September 30, 2026 and 2025, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (in thousands):

	Nine Months Ended September 30,
	2026		2025		Period change
	Amount	Percent	Amount	Percent	Amount	Percent

Net sales	$327,423	100.0%	$313,072	100.0%	$14,351	4.6%
Cost of sales	139,340	42.6%	131,075	41.9%	8,265	6.3%
Gross profit	188,083	57.4%	181,997	58.1%	6,086	3.3%
Operating expenses:
Marketing and advertising	76,076	23.2%	75,365	24.1%	711	0.9%
General and administrative	118,519	36.2%	111,988	35.8%	6,531	5.8%
Total operating expenses	194,595	59.4%	187,353	59.8%	7,242	3.9%
Loss from operations	(6,512)	(2.0)%	(5,356)	(1.7)%	(1,156)	(21.6)%
Interest expense	—	—%	(2,282)	(0.7)%	2,282	100.0%
Other income, net	1,302	0.4%	3,215	1.0%	(1,913)	(59.5)%
Loss on extinguishment of debt	—	—%	(573)	(0.2)%	573	(100.0)%
Loss before income taxes	(5,210)	(1.6)%	(4,996)	(1.6)%	(214)	(4.3)%
Income tax expense	—	—%	(56)	—%	56	100.0%
Net loss	(5,210)	(1.6)%	(5,052)	(1.6)%	(158)	(3.1)%
Net loss allocable to non-controlling interest	(3,895)	(1.2)%	(4,313)	(1.4)%	418	9.7%
Net loss allocable to Brilliant Earth Group, Inc.	$(1,315)	(0.4)%	$(739)	(0.2)%	$(576)	(77.9)%

Net Sales

Net sales for the nine months ended September 30, 2026 increased by $14.4 million, or 4.6%, compared to the nine months ended September 30, 2025. The increase in net sales was due to an increase of 2.6% in AOV and an increase of 1.9% in order volumes.

The increase in AOV was driven by selective price increases as a result of the rising cost of precious metals, partially offset by a larger sales mix of lower-priced items across our product offerings, including fine jewelry.

The 1.9% increase in order volumes was due to comparatively stronger performance in fine jewelry and wedding and anniversary bands.

Gross Profit

Gross profit for the nine months ended September 30, 2026 increased by $6.1 million, or 3.3%, compared to the nine months ended September 30, 2025. Gross margin, expressed as a percentage and calculated as gross profit divided by net sales, decreased by 70 basis points for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by costs related to higher gold and platinum prices and a comparatively higher mix of lower gross margin products. Those were partially offset by the continued optimization of our pricing engine, procurement efficiencies, and other efforts to mitigate the impact of tariffs and higher metal costs.

Operating Expenses

Operating expenses for the nine months ended September 30, 2026 increased by $7.2 million, or 3.9%, compared to the nine months ended September 30, 2025. Operating expenses as a percentage of net sales decreased by 40 basis points for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in operating expenses was primarily driven by an increase in other general and administrative expenses of $5.2 million, an increase in employment expenses of $1.3 million, and an increase in marketing expenses of $0.7 million for the period.

The increase in other general and administrative expenses was primarily driven by an increase in information technology and other software-related costs, which included a $1.8 million charge for write-off of information technology projects, an increase in donation expense, and an increase in rent and lease-related expenses. The increase in employment expenses was primarily driven by an increase in salaries and wages and other benefits expense primarily due to the addition of sales staffing to support our growth. The increase in employment expenses was partially offset by a decrease in equity-based compensation. These increases were partially offset by a decrease in professional fees and showroom pre-opening expenses as compared to the nine months ended September 30, 2025.

Interest Expense

Interest expense for the nine months ended September 30, 2026 decreased by $2.3 million, or 100.0%, compared to the nine months ended September 30, 2025, due to the prepayment of all principal amounts outstanding of $34.8 million under the SVB Term Loan in August 2025. As a result of the prepayment, the Company recognized a loss on debt extinguishment of $0.6 million associated with the write-off of unamortized debt issuance costs.

Other Income, net

Other income, net for the nine months ended September 30, 2026 decreased by $1.9 million, or 59.5%, compared to the nine months ended September 30, 2025, primarily due to decreased interest income earned on our cash balances. Additionally, this amount includes immaterial losses on exchange rates on consumer payments and other miscellaneous income.

Income Tax Expense

The decrease in Brilliant Earth Group, Inc.'s income tax expense of $56 thousand for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to changes in deferred taxes related to the outside basis difference of Brilliant Earth Group, Inc.'s investment in Brilliant Earth, LLC.

Key Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

The following table sets forth our key performance metrics for the periods presented (dollars in thousands, except for AOV):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net Sales	$112,808	$110,252	$2,556	2.3%	$327,423	$313,072	$14,351	4.6%
Total Orders	52,720	49,910	2,810	5.6%	150,854	147,980	2,874	1.9%
AOV	$2,140	$2,209	$(69)	(3.1)%	$2,170	$2,116	$54	2.6%

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

The following table presents a reconciliation of net income (loss) and net income (loss) margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$2,401	$(672)	$(5,210)	$(5,052)
Interest expense	—	272	—	2,282
Income tax expense	—	44	—	56
Depreciation expense	1,710	1,549	4,979	4,581
Amortization of cloud-based software implementation costs	227	203	672	569
Showroom pre-opening expense	114	173	674	1,074
Equity-based compensation expense	1,144	2,256	3,950	6,953
Other income, net (1)	(478)	(837)	(1,302)	(3,215)
Loss on extinguishment of debt	—	573	—	573
Other expenses (2)	—	—	2,420	—
Adjusted EBITDA	$5,118	$3,561	$6,183	$7,821
Net income (loss) margin	2.1%	(0.6)%	(1.6)%	(1.6)%
Adjusted EBITDA margin	4.5%	3.2%	1.9%	2.5%
(1) Other income, net consists primarily of interest and other miscellaneous income, partially offset by expenses such as losses on exchange rates on consumer payments.
(2) These expenses are those that we did not incur in the normal course of business. For the nine months ended September 30, 2026, these expenses include a $1.8 million charge for write-off of information technology projects and a $0.6 million charitable contribution.

Liquidity and Capital Resources

Overview

Our primary requirements for liquidity and capital are for purchases of inventory, payment of operating expenses, tax distributions to Continuing Equity Owners, and capital expenditures. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from capital-raising activities and borrowings under our loan facilities. We have historically had negative working capital driven by our high inventory turns and typical collection of payments from customers prior to payment of suppliers. As of September 30, 2026, we had a cash balance, excluding restricted cash, of $76.2 million, and negative working capital, excluding unrestricted cash, of $24.3 million.

For the nine months ended September 30, 2026, the Company declared and paid $4.2 million of distributions to, or on behalf of, members associated with their estimated income tax obligations pursuant to the LLC Agreement. We are committed to continue to make quarterly distributions in connection with member estimated income tax obligations which we expect to fund with cash flow from operations.

We believe, based on our current projections, that we have sufficient sources of liquidity to meet our projected operating and tax distribution requirements for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q.

Additional future liquidity needs may also include payments under the TRA, and state and federal taxes to the extent not offset by our deferred income tax assets, including those arising as a result of purchases or exchanges of common units for Class A and Class D common stock. As of September 30, 2026 and December 31, 2025, there was no long-term TRA liability reflected on the Company's consolidated balance sheet. For similar reasons that led the Company to record a full valuation allowance on the deferred tax assets during the fourth quarter of 2025, we evaluated the probability of amounts being owed pursuant to the TRA and determined the likelihood of a future liability was not probable at that time. We are currently unable to determine the total future amounts of these payments due to the unpredictable nature of factors such as timing of future exchanges, the market price of the Class A common stock at the time of the exchanges, the extent to which the exchanges are taxable and the amount and timing of future taxable income sufficient to utilize tax savings that give rise to the payments under the TRA.

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

Cash Flow Analysis

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$3,759	$2,551
Net cash used in investing activities	(2,646)	(2,493)
Net cash used in financing activities	(4,248)	(88,423)
Net decrease in cash, cash equivalents and restricted cash	(3,135)	(88,365)
Cash, cash equivalents and restricted cash at beginning of period	79,438	162,141
Cash, cash equivalents and restricted cash at end of period	$76,303	$73,776

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2026, net cash provided by operating activities was $3.8 million compared to net cash provided by operating activities of $2.6 million for the nine months ended September 30, 2025, an increase in cash provided of $1.2 million. This increase was primarily driven by an increase in cash provided from changes in assets and liabilities related to working capital management activities of $2.5 million. This was partially offset by an increase in net loss adjusted for non-cash expense add backs of $1.3 million. The increase in cash provided by changes in working capital was primarily due to a decrease in cash used in inventories, prepaid expenses and other current assets and other assets of $15.3 million. The change in cash used for inventories was primarily impacted by the timing and amount of inventory purchases in the prior year. That change was partially offset by an increase in cash used of $12.8 million in accounts payable, accrued expenses and other current liabilities, deferred revenue and operating lease liabilities. The change in accounts payable and accrued expenses was primarily related to the change in inventory balances and the payment of related invoices. Deferred revenue was impacted by the calendar and timing of deliveries to customers.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $2.6 million compared to $2.5 million for the nine months ended September 30, 2025. The increase of $0.1 million was principally due to an increase in purchases of property and equipment related to new facilities leased during the period.

Net Cash Used In Financing Activities

For the nine months ended September 30, 2026, net cash used in financing activities was $4.2 million compared to $88.4 million for the nine months ended September 30, 2025. The decrease of $84.2 million was primarily due to no debt payments, dividends or stock repurchases made during the nine months ended September 30, 2026 when compared to the debt payments, dividends and stock repurchases made during the nine months ended September 30, 2025.

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

In the event we declare any cash dividends, we intend to cause Brilliant Earth, LLC to make distributions to us in amounts sufficient to fund such cash dividends declared by us to our shareholders. Deterioration in the financial condition, earnings, or cash flow of Brilliant Earth, LLC for any reason could limit or impair its ability to pay such distributions.

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
Contractual Obligations and Commitments

We lease our showrooms and headquarters office space under non-cancelable lease agreements whereby $1.8 million is due in the year ended December 31, 2026. Total future lease payments as of September 30, 2026 are $50.9 million.

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

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act (the "JOBS Act"), enacted on April 5, 2012. Section 102 of the JOBS Act provides that, among other reporting exemptions, an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information
Item 1. Legal Proceedings

We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

Cusimano v. Brilliant Earth

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

Eguiarte v. Brilliant Earth, LLC

On September 9, 2026, plaintiff Elisa Eguiarte filed a putative class action against Brilliant Earth, LLC, a subsidiary of the Company, in the U.S. District Court for the Northern District of California. The plaintiff is a California resident who alleges she purchased products on the Company’s website, and that third-party advertising and analytics technologies on the Company’s website, including those provided by Meta, Google, TikTok, and OpenAI, intercepted and disclosed to those parties certain information without consent and in violation of California and federal law. The complaint purports to assert claims on behalf of putative classes of U.S. and California residents who accessed the website, for violations of the Electronic Communications Privacy Act and the California Invasion of Privacy Act, the California Comprehensive Computer Data Access and Fraud Act, and the California Constitution. The complaint purports to seek, among other things, statutory, compensatory, and punitive damages; equitable, declaratory, and injunctive relief; as well as interest, attorneys’ fees, and costs. As of the date of this filing, the Company’s response to the complaint is not yet due. The Company intends to vigorously defend the claims. Litigation is inherently uncertain, however, and at this time the Company is unable to predict the outcome of this matter or to estimate the amount or range of any potential loss.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.
(b) None.
(c) Except as described below, during the three months ended September 30, 2026, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

On August 14, 2026, Sharon Dziesietnik, the Company's Chief Operations Officer, adopted a Rule 10b5-1 trading arrangement (the "Dziesietnik Sales Plan") that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and which provides for the sale of an aggregate of up to 56,832 shares of the Company's Class A common stock (a portion of the shares of Class A common stock to be received by Ms. Dziesietnik upon the vesting of restricted stock units as set forth in the Dziesietnik Sales Plan) to cover estimated tax obligations in connection with the vesting and settlement of restricted stock units. The Dziesietnik Sales Plan will remain in effect until the earliest of (1) August 30, 2027, (2) the date on which all trades set forth in the Dziesietnik Sales Plan have been executed, or (3) such time as the Dziesietnik Sales Plan is otherwise terminated or expires according to its terms.

On September 14, 2026, Jeffrey Kuo, the Company's Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement (the "Kuo Sales Plan") that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and which provides for the sale of an aggregate of up to 39,673 shares of the Company's Class A common stock (a portion of the shares of Class A common stock to be received by Mr. Kuo upon the vesting of restricted stock units as set forth in the Kuo Sales Plan) to cover estimated tax obligations in connection with the vesting and settlement of restricted stock units. The Kuo Sales Plan will remain in effect until the earliest of (1) May 25, 2027, (2) the date on which all trades set forth in the Kuo Sales Plan have been executed, or (3) such time as the Kuo Sales Plan is otherwise terminated or expires according to its terms.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brilliant Earth Group, Inc.

November 5, 2026             By: /s/ Jeffrey Kuo
Jeffrey Kuo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)